Form 10-K
period 2012-12-31
DST SYSTEMS INC
filed 2013-03-01
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2012:
Common Stock, $0.01 par value—$1,843,260,817

Number of shares outstanding of the Registrant's common stock as of January 31, 2013:
Common Stock, $0.01 par value—44,268,636

Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 14, 2013 (Part III)

DST Systems, Inc.
2012 Form 10-K Annual Report

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

PART I

Item 1.    Business

DST Systems, Inc. ("DST" or the "Company") is a global provider of technology-based service solutions that help clients grow their business and provide exceptional customer experiences. DST serves clients in the asset management, brokerage, retirement, insurance, healthcare and other markets to help process, communicate and safeguard critical customer information needed to manage life's most important business, such as investing money, planning for retirement and maintaining a healthy lifestyle. The Company provides business solutions through a unique blend of industry knowledge and experience, technological expertise and service excellence. The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

NARRATIVE DESCRIPTION OF BUSINESS

The Company's business units provide sophisticated information processing solutions and services. In addition to technology products and services, DST also provides integrated print and electronic statement and billing solutions. DST's data centers provide technology infrastructure support for asset management, insurance and healthcare companies around the globe. These business units are reported as two operating segments, Financial Services and Customer Communications (formerly known as the Output Solutions Segment). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company's segments follows.

Financial Services

The Company's Financial Services Segment provides a variety of solutions principally to the asset management, brokerage, retirement, insurance and healthcare industries. The Company has developed a number of proprietary systems that are integrated into its solutions including the following:

  •
  Shareowner recordkeeping and distribution support systems for United States ("U.S.") and international mutual fund companies, broker/dealers and financial advisors,

  •
  Investment management systems offered to U.S. and international investment managers and fund accountants,

  •
  Defined-contribution participant recordkeeping system for the U.S. retirement plan market,

  •
  Medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers, and

  •
  Business process management and customer contact system offered to a broad variety of industries.

In certain cases, multiple products are integrated into a single solution. The Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. The Financial Services Segment's sales efforts are closely coordinated with the Company's joint venture and strategic alliance partners. Sources of new business for the Financial Services Segment include (i) existing clients, particularly with respect to complementary and new products and services; (ii) companies relying on their own in-house capabilities and not using outside vendors; (iii) companies using competitors' systems; and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business. The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volumes, product innovation, and responsiveness. The Company believes there is significant competition in its markets. The Company's ability to compete effectively is dependent in part on its access to capital.

The Financial Services Segment's five largest customers accounted for 28.4% of Segment operating revenues in 2012, including 9.4% from its largest customer. The service arrangements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements.

Customer Communications

The Company's Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win back customers.

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

	Year Ended December 31,
	2012		2011		2010
	(dollars in millions)
U.S. operating revenues
Mutual fund / investment management	$806.4	42.6%	$768.9	44.1%	$774.9	45.2%
Healthcare related services	334.1	17.7%	274.5	15.7%	283.7	16.6%
Telecommunications, video and utilities	143.4	7.6%	151.0	8.7%	231.8	13.5%
Other financial services	165.8	8.8%	135.5	7.8%	108.5	6.4%
Other	56.1	2.9%	58.6	3.3%	79.2	4.6%

Total U.S. operating revenues	1,505.8	79.6%	1,388.5	79.6%	1,478.1	86.3%

International operating revenues
Investment management and other financial services	235.4	12.4%	208.9	12.0%	161.1	9.4%
Telecommunications, video and utilities	44.1	2.3%	46.2	2.6%	39.6	2.3%
Other	107.1	5.7%	100.4	5.8%	34.8	2.0%

Total international operating revenues	386.6	20.4%	355.5	20.4%	235.5	13.7%

Total operating revenues	1,892.4	100.0%	1,744.0	100.0%	1,713.6	100.0%
Out-of-pocket reimbursements(1)	684.2		644.7		614.9

Total revenues	$2,576.6		$2,388.7		$2,328.5

(1)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: asset management (including shareowner recordkeeping, distribution support solutions and investment management solutions), brokerage solutions/subaccounting, retirement solutions, healthcare administration processing solutions, business process management and other services.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services	2012	2011	2010
	(dollars in millions)
Operating Revenue:
U.S. operating revenues
Mutual fund/investment management	$703.1	$670.8		$670.8
Healthcare related services	300.1	250.1		263.0
Other financial services	58.8	50.8		46.6
Other	36.0	35.8		58.7

	1,098.0	1,007.5		1,039.1

International operating revenues
Investment management and other financial services	138.1	123.6		110.1
Other	7.9	7.3		7.5

	146.0	130.9		117.6

Total operating revenues	1,244.0	1,138.4		1,156.7
Out-of-pocket reimbursements(1)	54.8	42.1		44.6

Total revenues	$1,298.8	$1,180.5		$1,201.3

Operating Data:
Mutual fund shareowner accounts processed (in millions)
U.S.
Registered accounts:
Non tax-advantaged	34.3	42.4		55.1

IRA mutual fund accounts	23.5	24.3		25.2
Other retirement accounts	8.5	8.9		9.7
Section 529 and Educational IRAs	9.4	9.5		9.4

Tax-advantaged	41.4	42.7		44.3

Total registered accounts	75.7	85.1		99.4
Subaccounts	12.4	14.6		14.3

Total accounts serviced	88.1	99.7		113.7

International
U.K.(2)	9.4	8.1		7.1
Canada(3)	11.3	10.1		10.7
ALPS—Assets Under Active Distribution (billions)(4)	$61.7	$51.9	$
ALPS—Assets Under Adminstration (billions)(4)	$101.9	$93.6	$
ALPS—Assets Under Management (billions)(4)	$8.3	$4.9	$
Retirement Solutions—defined contribution plan participants (millions)	4.8	4.6		4.5
DST Health Solutions—covered lives (millions)	23.3	22.6		22.9
Argus—pharmacy claims paid (millions)	400.7	362.0		380.4
Automated Work Distributor—workstations (thousands)	207.6	204.3		198.3

(1)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(2)
Processed by International Financial Data Services U.K., an unconsolidated affiliate of the Company.

(3)
Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(4)
DST acquired ALPS Holdings, Inc. on October 31, 2011.

Asset Management

Within the Financial Services Segment, the Company markets shareowner recordkeeping, distribution support solutions, asset gathering and servicing solutions and investment management solutions to asset managers.

Shareowner Recordkeeping

The shareowner recordkeeping systems and services support open and closed-end mutual funds, alternative investments and various forms of tax advantaged savings vehicles. Included in tax-advantaged accounts are Individual Retirement Accounts ("IRAs") and Educational Savings Plan Accounts, which encompass both Coverdell and Section 529 college savings plan accounts. The Company markets its shareowner accounting and related products and services to investment company sponsors, plan recordkeepers and financial intermediaries. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. Investor attraction to a wide array of mutual fund investment products (to address different investment objectives) with increasingly specialized features has increased the number of shareowner accounts. Mutual fund product proliferation, combined with growing state and federal regulations, has increased the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems functionality to handle the increasing marketplace demands in order to maintain its market position and to improve quality and productivity.

Most of the Company's clients who utilize the shareowner recordkeeping platform are open-end mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. The proprietary system application for shareowner recordkeeping is TA2000. TA2000 handles virtually all shareowner related activities including purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner trade confirmations, statements and year-end tax forms. The system processes multiple classes of equity, fixed income and money market funds.

Shareowner recordkeeping services are offered on a full, remote and shared service basis. Selection by a client of the type of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing or "BPO" (Business Process Outsourcing) includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service mutual fund transfer agency clients may elect to have their end of day available client bank balances invested overnight by and in the name of the Company into money market funds or other similar overnight investment alternatives. "Remote" service processing, or "ASP" (Application Service Provider), is designed to enable mutual fund management companies acting as their own transfer agent, and third party transfer agents that have their own administrative and clerical staff access to TA2000 at the Company's data processing facilities, to use the Company's data communications network. "Shared" service processing enables clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the use of AWD (Automated Work Distributor), DST's own business process management and customer contact system.

The Company's shareowner recordkeeping business derives revenues from fees which are generally charged based on a per account and number of funds basis for system processing services and on a per account, number of funds and transaction basis for clerical services. In limited instances, the Company has asset-based fee arrangements. The Company's policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in the Company's full service, transfer agency bank accounts.

The Company believes that competition in the markets which shareowner recordkeeping operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volume, product innovation and responsiveness. The Company believes there is significant competition in its markets. The Company's ability to compete effectively is dependent in part on its access to capital. The Company's shareowner accounting business competes not only with third party providers but also with in-house systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services.

Accounts serviced under shareowner recordkeeping arrangements with the mutual fund and alternative investment sponsors are referred to as "registered accounts." This distinguishes these accounts from broker subaccounts, which are serviced under contract with a broker/dealer. Registered accounts include both tax-advantaged and non tax-advantaged accounts on the books of the transfer agent.

At December 31, 2012, the Company provided shareowner recordkeeping services for approximately 75.7 million registered accounts (both tax advantaged and non-tax advantaged accounts). At December 31, 2012, 41.4 million of the registered accounts were tax advantaged. DST serviced 23.5 million IRAs invested in mutual funds and 8.5 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). In addition, DST supported 9.4 million educational savings accounts, of which 8.7 million are Section 529 plan accounts.

Distribution Support Solutions

The Company offers products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. The array of solutions supporting distribution of investment products is expanding to address regulatory, service and information needs of the financial services industry. Certain products are paid by investment managers and certain products are paid by the distributor. The two primary distribution support solutions offered are DST Vision and FAN Mail.

DST Vision is an aggregating Web site designed exclusively for financial advisors and broker/dealer back-office operations. The site enables mutual fund companies, Real Estate Investment Trusts, and variable annuity companies to reduce operational expense by replacing costly support phone calls from intermediaries with Web-based self-servicing. Providing over 140,000 financial advisors access to approximately 400 participating investment product manufacturers, Vision is an industry leading source of customer information. Having access to consolidated account information across all of an investor's product relationships provides significant customer support efficiencies to the financial intermediaries' operations. Advisors can also utilize portfolio management tools, access electronic shareholder statements, and initiate transaction processing. Vision charges are paid by the product companies through a combination of user access charges and activity- related fees. The Company also provides additional services to advisors affiliated with independent broker/dealers. Through the Vision Professional product, advisors have access to presentation-ready, automated and consolidated quarter-end shareholder reporting with supplemental product and holdings analytics. The fees for Vision Professional are paid by the advisors under a subscription service.

FAN Mail (Financial Advisor Network) is a centralized data delivery source for investor account detail from mutual fund, variable annuity, and Real Estate Investment Trusts companies. FAN Mail provides advisors and broker/dealer back-offices the transactional and position information necessary to populate proprietary database and software applications. Daily automated downloads streamline back-office administrative tasks, reporting, and compliance oversight. FAN Mail is compatible with the industries' most popular portfolio management and compliance software applications. With participation from more than 240 product manufacturers, FAN Mail is one of the industries' most comprehensive sources of investor account detail and transactional information. FAN Mail charges are paid by the product companies based on the volume of account and transaction records delivered to the underlying intermediary.

While Vision and FAN Mail largely service the same audience, there are distinct reasons an intermediary would use one or both products. Vision, as a web site, is designed to provide a real-time view of the underlying recordkeeping detail and is frequently used to resolve operations-based servicing issues or to execute transactions or perform account maintenance. FAN Mail is used by intermediaries that need to take possession of the data to source proprietary software applications. Consequently, almost all FAN Mail users also use Vision.

The Company also offers a variety of other solutions to mutual fund companies, including Omnibus Transparency and SalesConnect. Omnibus Transparency offers a solution that provides mutual fund companies the ability to request and receive supplemental trade data from intermediaries for compliance with Rule 22c-2 of the Investment Company Act of 1940. SalesConnect assists fund companies with identifying and servicing the financial intermediaries that distribute the client's investment products. SalesConnect combines sales reporting and client relationship management software with a trade resolution and data management service. The Company is currently offering ancillary products targeted at the distribution component of the product manufacturers. These products provide intelligence as to competitive positioning and profitability of distribution relationships based on assets and transactional data.

Asset Gathering and Servicing Solutions by ALPS

Acquired by DST on October 31, 2011, ALPS Holdings, Inc. ("ALPS"), is a provider of a comprehensive suite of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds ("CEFs"), exchange-traded funds ("ETFs") and alternative investment funds. ALPS markets its suite of asset servicing and asset gathering solutions to the investment management industry. Clients can leverage both aspects of ALPS and utilize its comprehensive asset servicing model and consult with the distribution team on strategies needed to raise assets. ALPS provides a tailored investment servicing model providing compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration and transfer agency services on a platform servicing open-end funds, ETFs, closed-end funds and alternative investment funds. ALPS focuses on the needs of small to medium sized funds that require a broad set of customizable services. ALPS uses internal expertise, as well as external alliances, to provide distribution services ranging from consulting to active wholesaling and marketing. ALPS partners with select firms utilizing its experience to structure, service and distribute a variety of investment product types. ALPS asset gathering solutions include: marketing and wholesaling services; closed-end fund IPO launch platform providing product sales, road show and marketing support; and proprietary open-end and exchange-traded funds under ALPS Advisors.

The ALPS acquisition broadens the range of products and services DST offers to the investment management and brokerage industries. ALPS derives revenues from asset servicing and distribution activities, which are generally based on a percentage of assets for which services are provided. ALPS asset servicing products and solutions compete with third party providers and in-house systems. ALPS asset servicing business competes with large and regional custodial banks. In the asset gathering business, ALPS principally competes with asset management firms.

Investment Management Solutions & Services

DST Global Solutions Limited ("DST Global Solutions"), a wholly-owned United Kingdom ("U.K.") company, provides investment management software applications, implementation and other professional services. It has offices in the U.K., North America, Australia, Canada, China, Dubai, Hong Kong, Singapore, South Africa, Switzerland and Thailand. Its development centers are presently in the U.K. and Australia.

DST Global Solutions markets its solutions and services directly to its end-user clients, which are generally asset managers, third party administrators, asset owners and wealth managers. Many of the applications require integration into the client's environment. This results in demand for implementation support, such as testing, training and process flow documentation. DST Global Solutions is continuing to improve its capabilities to provide these services to clients, which is a competitive advantage versus other competitors when servicing large global clients with dispersed operations and larger local clients in certain developing markets.

DST Global Solutions has continued its commitment to expand its middle office applications, with an emphasis on support for the growing complexity and increasing regulation of the global investment industry. DST Global Solutions also offers solutions to support the distribution of investment products in select markets. The Company has an offering for transfer agency that is used in seven developing market countries. The Company derives revenues from the above solutions and services, from license fees, fees for customized installation and programming services and annual maintenance fees, which include ASP solutions.

DST Global Solutions' competitors vary by market segment and solution set. The Company expects that the mix of competitors will shift over time as the industry changes from more traditional investment strategies around equities and fixed income instruments to encompass alternative investment products. The Company believes that it has a combination of capabilities against this array of competitors because of its expertise in specific application areas such as large-scale accounting and record-keeping applications.

Joint Venture Shareowner Processing

The Company provides domestic and international shareowner processing through joint venture companies of the Company and State Street Corporation ("State Street").

Boston Financial Data Services, Inc. ("BFDS")

BFDS, a 50%-owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and Customer Communications capabilities with the marketing capabilities and custodial services of State Street to provide full-service and shared-service shareowner recordkeeping to U.S. mutual fund companies. BFDS also offers settlement administration services, full service proxy solutions, teleservicing and full-service support for defined contribution plans using the Company's TRAC/ retirement solutions system. BFDS's revenues are primarily derived on a per account, number of fund and transaction basis. BFDS also derives revenues from maintaining and managing, as agent for its clients, such bank accounts as necessary for the performance of its services. BFDS is the Financial Services Segment's second largest customer, accounting for approximately 8.5% of the Segment's operating revenues in 2012, and 5.6% of the Company's total operating revenues in 2012.

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K., a 50%-owned joint venture with State Street, offers full, remote and shared service processing for Open Ended Investment Companies ("OEIC"), unit trusts and related products. IFDS U.K. served 9.4 million OEIC unit holdings as of December 31, 2012. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. The largest remote client of IFDS U.K., representing approximately 3.4 million or 35.7% of the total unitholder accounts at December 31, 2012, is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. Cofunds, which is the U.K.'s largest independent investment platform has approximately $77.4 billion of assets under administration at December 31, 2012. IFDS U.K. has a non-controlling equity investment in Cofunds of approximately 20% and accounts for its Cofunds investment using the equity method. IFDS U.K. also offers policy administration processing services to the providers of workplace and group defined contribution pension plans, servicing 163,000 policyholders at December 31, 2012.

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

International Financial Data Services, L.P. ("IFDS L.P.")

IFDS, L.P. is a 50%-owned U.S. partnership with State Street that wholly owns the following operating companies:

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

International Financial Data Services, Ireland ("IFDS Ireland")

IFDS Ireland provides transfer agency services to State Street Ireland and other third party clients under outsourcing agreements. Client servicing activities are focused on supporting State Street's and other third parties' services to fund promoters and investment managers who provide offshore funds. Revenues are derived from an agreement with State Street, which encompasses a combination of fixed monthly fees and from agreed upon fee schedules with third party clients. In June 2010, IFDS Ireland completed the acquisition of Percana Group Limited ("Percana"), a software development company that provides policy holder servicing systems to the international life insurance industry using its proprietary Eclipse insurance processing software. In addition, Percana provides consultancy and outsourcing services to its clients. Revenues at Percana are derived from the sale of software licenses, support and maintenance, business process outsourcing and professional consultancy.

International Financial Data Services, Luxembourg ("IFDS Luxembourg")

IFDS Luxembourg provides transfer agency services to State Street Luxembourg under an outsourcing agreement, as well as to other clients on a direct contractual basis. Client servicing activities are focused on supporting State Street's and other clients' services to fund promoters and investment managers in the Luxembourg and Continental European market. Revenues are derived with State

Street pursuant to an agreement which encompasses a combination of fixed monthly fees and per transaction fees, and from other third-party clients based on agreed-upon fee schedules.

Brokerage Solutions/Subaccounting

The Company markets subaccounting services, compliance solutions and professional services to broker/dealers and financial advisors. DST Brokerage Solutions provides mutual fund shareowner recordkeeping services to brokerage firms who perform recordkeeping functions in a subaccounting arrangement for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company offers subaccounting services to broker/dealers on both a remote (ASP) and full service (BPO) basis. A broker/dealer providing subaccounting services may provide these services to multiple fund companies. The Company's TA2000 system is able to meet the complex reconciliation and system interfaces required by broker/dealers. The Company believes using the same core processing functionality for both transfer agency shareowner recordkeeping (registered accounts) and subaccounting should further the clients' objectives of consistent accounting for shareowner positions, since the recordkeeping is done by one system—TA2000. The Finix, Converge and Subserveo acquisitions in 2011 position DST Brokerage Solutions to sell more services and solutions to the broker/dealer industry.

Revenues for subaccounting services are generally based on the number of subaccounts serviced and, because of the level of services provided directly by the broker/dealer, fewer of TA2000's features are required. This results in per account revenue for subaccounts being less than what the Company derives from its mutual fund shareowner processing services for registered accounts. Subaccounts serviced by the Company were 12.4 million at December 31, 2012.

The Company's subaccounting business competes not only with third party providers but also with in-house systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services.

Retirement Solutions

The Company markets its participant recordkeeping and plan administration services for defined contribution plans to investment company sponsors and plan recordkeepers. DST Retirement Solutions LLC ("DSTRS"), a wholly-owned subsidiary of DST, was formed to meet the needs of defined contribution service providers. The entity combines the Company's TRAC technology solution with BFDS' defined contribution full service plan administration and recordkeeping unit. From full service (BPO) to remote (ASP), DSTRS offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size. As of December 31, 2012 DSTRS serviced 4.8 million plan participants on the TRAC platform. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

The Company's TRAC system provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts, annuities and other investment products. The Company believes the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) the federal government has policies that encourage, and the retirement plan industry has a strong desire to expand, coverage to include the estimated 78.5 million Americans not participating in a retirement savings program today, and (iii) potential participation is likely to increase as retirement plan sponsors adopt auto enrollment and guaranteed income features for new employees, and a relatively small percentage of plan providers utilize processing service arrangements and instead process on licensed software which the Company believes is less flexible and more expensive.

International Retirement Solutions

The Company's wholly-owned subsidiary, BlueDoor, based in Melbourne, Australia, provides software solutions to funds and fund managers who perform participant accounting and recordkeeping for the retirement savings ("superannuation") market in Australia. It is also being extended to support "wrap" platforms in the U.K. and Australia.

Healthcare Administration Solutions

DST HealthCare Holdings, Inc. is focused on providing solutions to meet the information processing, quality of care and cost management needs while achieving compliance and improving operational efficiency of healthcare organizations through two wholly-owned subsidiaries, DST Health Solutions, LLC ("DSTHS") and Argus Health Systems, Inc. ("Argus").

DST Health Solutions

DSTHS provides processing systems, integrated care management applications and BPO services for payers and providers in the U.S. healthcare industry. DSTHS' business process outsourcing services and solutions are marketed to health insurance companies, health plans, benefits administrators, private physician practices and hospital-based physician groups. Customers include health maintenance organizations ("HMO"), preferred provider options ("PPO"), point of service ("POS"), Consumer Directed Health ("CDH"), dental, vision, and behavioral health organizations operating commercial, non-profit and government sponsored programs (e.g. Medicare Advantage, Medicare Part D and Medicaid) supporting services to approximately 23.3 million people as of December 31, 2012.

DSTHS processing services are offered on a software license, ASP or BPO basis. Services are offered as stand-alone component solutions to complement health plan, existing operations or systems, or as an integrated core administration package of systems and comprehensive administrative solutions. Claims administration services include claims processing, benefit plan management, eligibility and enrollment management, mail receipt and processing, imaging /data capture and retention, overflow, fulfillment, utilization management, case management and customer service.

Integrated care management applications assist customers to improve member outcomes and manage costs. Care management applications are designed to enable customers to gather and utilize member information for efficient service delivery, comprehensive clinical evaluation and effective care coordination. DSTHS' Integrated Care Management solution is a real-time, intuitive, workflow driven solution suite that enables a customer to provide the services members need as they move between Health and Wellness, Utilization Management, Disease Management and Case Management programs. In addition to proprietary systems, DSTHS is the exclusive distributor of a patient classification system developed by Johns Hopkins University, Johns Hopkins' Adjusted Clinical Groups ("ACG"). The ACG System is a software tool for provider profiling, predictive modeling, resource management and reimbursement rate adjustment. This application provides health plans with the ability to easily identify their at-risk population and stratify them into the optimal care management program for both the member's needs and the Health Plan's goals for that member. Fully integrated in DST's Integrated Care Management suite, ACG brings high-risk members to the attention of a Care Team allowing for a quick evaluation and potential intervention. In 2011, DSTHS acquired the assets of Intellisource Healthcare Solutions, a provider of integrated care management, workflow and analytics solutions for the healthcare industry. Intellisource has been integrated into the Company's healthcare solutions offerings.

DSTHS' solutions for physician practices provide revenue cycle management, from scheduling to reimbursement. The flexible BPO or ASP solutions assist in optimizing reimbursement, reducing claims denials and forecasting operational costs. DSTHS can support practice groups of various sizes and specialties, including physician networks, hospital-based physicians, hospital emergency departments and management services organizations.

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

DST Health Solutions' competitors vary by the healthcare market segment. These competitors' solutions are primarily based on complete replacement of a payer's core system. DSTHS believes that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that are in the highest need of improvement, resulting in protection of the client's current IT investment and less overall disruption to its business operation. DSTHS believes there is a competitive advantage in providing physician practice management services that have been enhanced with AWD in outsourcing models.

Argus Health Systems, Inc. ("Argus")

Argus is an independent provider of health care information management services supporting commercial, Medicaid and Medicare Part D plans. Argus markets its claims processing services to pharmacy benefit managers, managed care organizations, insurance companies, HMO, PPO, pharmaceutical manufacturers and distributors, and third party administrators.

Argus is one of the largest pharmacy claims processors in the industry. In 2012, Argus processed more than 556 million claims, resulting in approximately 401 million paid claims to pharmacies and members. As of December 2012, Argus provided claims processing for over 27.7 million members, including 6.8 million Medicare Part D members, approximately 20.1% of Medicare Part D enrollees nationwide.

Argus provides claims processing, information services and administrative support to help clients manage pharmacy benefit programs, including Medicare Part D. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, member correspondence, and rebate processing. Argus' business model is to provide full disclosure and reporting of pass through drug ingredient and disbursement costs to its customers. Customers may participate in an Argus contracted national pharmacy network with over 63,000 participating locations or may contract with their own pharmacy network.

Argus' proprietary claims processing system, RxNova, is a highly scalable and comprehensive system for the administration of pharmacy benefits, prescription claims adjudication, eligibility, pharmacy management, and related activities. This benefit management solution is a web-based application using rules-based architecture and parameter-driven functionality to provide real-time online benefit configuration through an intuitive user interface. RxNova provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can provide information to dispensing pharmacists that help ascertain potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

Argus operates RxNova at the Company's Data Centers. Argus' primary clients are providers of pharmacy benefit plans including insurance companies, HMO, PPO, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

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

Argus' claims processing services compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market due to its ongoing investment in its products and the development of new products to meet the needs of managed care organizations, pharmacy benefit managers, pharmaceutical manufacturers and distributors, and third party administrators. Another competitive difference is that Argus' business model provides a transparent drug pricing transaction between Argus customer and the pharmacy with no markup between the price paid by its customer and the negotiated charge from the pharmacy. Some competitors derive revenue through "spread" pricing whereby the drug cost charged to customers is higher than the negotiated rate with pharmacies. In addition, some competitors own mail order facilities which enable them to earn spread revenue on the drug transaction and may result in conflicts in objectives of the servicer to drive members to mail order vs. objectives of the customer to offer more competitive rates for other alternatives, such as 90 days at retail.

Business Process Solutions

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

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD's services oriented architecture operates on Linux, Sun Solaris, Microsoft and IBM platforms. The Company's best practice templates are designed for quick implementation of the solution, providing the opportunity for a rapid return on investment. AWD's web services, catalog of adapters and architecture allow customers to easily interface with existing application systems and operating environments. AWD is a mission-critical application marketed directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, property and casualty insurance companies, banks, mortgage operations, brokerage firms and video/broadband/telephony operators. AWD customers are located in over twenty countries including the North America, Canada, U.K., continental Europe, Australia, South Africa, India, China, Taiwan and Japan.

The Company's AWD products compete with business process management solution vendors, other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company's value proposition combines AWD with hosting services and business process outsourcing for AWD clients. The Company derives AWD revenues from multi-year service and usage agreements based on the number of users accessing the software and fixed fee license agreements that may include provisions for additional license payments in the event that usage increases. The Company also derives AWD revenues from fees for implementation services, custom programming, annual software maintenance and AWD Data Center operations.

The Company's Electronic File Solution ("EFS") is designed to be a reliable and secure electronic system for long-term records management. EFS allows for the capture, indexing, storage and retrieval of important records according to each client's unique business requirements.

Information Processing Facilities and Services

The data processing needs of the Company's Financial Services Segment and certain products of the Customer Communications Segment are provided by two data centers in Kansas City, Missouri, and a Disaster Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 34,000 million instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 380 terabytes. Winchester also contains more than 1,600 servers with over 2.6 petabytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The Poindexter Data Center supports the Company's AWD Image processing, EFS, and hosting clients. The facility has a total of 13,800 square feet. The computer room houses iSeries computers, disk-based storage systems (over 1 billion replicated images), optical storage, Linux and Windows systems, which support more than 45,000 users. The Poindexter Data Center also houses over 550 servers supporting various Company products. The processing environments are supported in both the Winchester and Poindexter data centers to provide our clients with a high availability solution. The Company derives revenues from Solutions and Hosting Services based upon capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company's Disaster Recovery Data Center is essentially equivalent in size to Winchester. It houses mainframe technology equivalent to Winchester, including mainframe computers that have the capacity to run over 30,000 MIPS and the capacity to store more than 425 terabytes of direct access storage devices. The Company's data communications network is linked to the Disaster Recovery Data Center to enable client access to the center. The iSeries processors at Poindexter and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company's clients.

CUSTOMER COMMUNICATIONS SEGMENT

The Company's Customer Communications Segment offers a full range of customer communications solutions serving a variety of industries in the U.S., U.K. and Canada. Services are provided to the Asset Management, Brokerage, Retirement, Retail Banking, Insurance, Healthcare, Consumer Finance, Video/Broadband, Telecommunications, Utilities, Retail, Travel, Charity, Automotive and other service industries.

The Customer Communications Segment's North America business provides digital print, electronic solutions, direct marketing, and fulfillment services directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. North American products are also distributed or bundled with product offerings to clients of the Financial Services Segment. The acquisition of Newkirk Products, Inc. in 2011 expanded the North America business to include participant enrollment, educational materials, and compliance communications related to retirement, insurance, mutual funds and healthcare plans. The business also provides significant cross-sell opportunities and leverage in DST's retirement and healthcare-related businesses.

Customer Communications has several operating facilities in the U.K. and is among the largest direct communications manufactures in the country. The U.K. business is oriented to data driven marketing communication. The services and products offered integrate communications through print, data and e-solutions and provide additional solutions such as data-insight and online marketing to its customers.

The key competitive factors for the Customer Communications Segment in the U.S. are price, the ability to offer single-source print and electronic transactional, marketing and compliance customer communication solutions, postage capabilities allowing more efficient delivery and potential cost savings, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support and the ability to handle large volumes efficiently and cost effectively. In North America, the most significant competitors for print, mail and electronic delivery of transactional, marketing and compliance documents are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the Segment's printing operations are located and (iii) national competitors. In the U.K., the market remains competitive with a mature print management model and smaller competitors operating in niches.

The Customer Communications Segment's five largest clients accounted for 20.0% of segment operating revenues in 2012, including 9.9% from its largest client. The service arrangements the

Company separately negotiates with Customer Communications Segment clients are typically multi-year agreements.

	Year Ended December 31,
Customer Communications	2012	2011	2010
	(dollars in millions)
Operating Revenue:
U.S. operating revenues
Mutual fund/investment management	$103.3	$98.1	$104.9
Telecommunications, video and utilities(2)	139.9	146.9	225.8
Healthcare-related services	33.9	24.4	20.7
Other financial services	108.3	87.8	66.2
Other	24.8	28.9	28.3

	410.2	386.1	445.9

International operating revenues
Investment management and other financial services	97.3	85.3	51.0
Telecommunications, video and utilities	37.4	40.1	34.8
Other	105.1	98.3	32.4

	239.8	223.7	118.2

Total operating revenues	650.0	609.8	564.1
Out-of-pocket reimbursements(1)	636.7	607.0	575.8

Total revenues	$1,286.7	$1,216.8	$1,139.9

Operating Data:
Images produced (billions)(3)	11.6	11.1	11.1
Items mailed (billions)(3)	2.9	2.7	2.3

(1)
Principally postage expenditures, which are reimbursed by the customer.

(2)
Includes a significant $63.0 million contract termination payment in 2010.

(3)
Excludes volumes for dsicmm Group Limited in 2010.

Multi-Channel Execution and Delivery

The Customer Communications Segment's multi-channel execution and delivery solutions provide: transactional communications; direct marketing services; postal optimization; compliance solutions, including proxy management and compliance document delivery; and archival and retrieval solutions. The Segment's electronic and mobile communications offerings also enable clients to connect with customers digitally using the same data stream as for print.

Digital Color Printing

The Customer Communications Segment's Digital Press Technology (DPT) platform is an integrated and automated production environment that transforms our clients' electronic data into customized documents that can be delivered via a number of channels. The highly automated production environment maximizes productivity and reduces delivery times.

In addition to digital color printing, products and services include variable and selective insertion and distribution of custom-designed shareowner and other account-based communications, such as transaction confirmations, dividend checks, account statements and year-end tax reports. The Customer Communications Segment is integrated in part with and uses processing functions of the Company's

TA2000 system and the Company's information data processing facilities. Revenue is derived from the number of images processed and the range of customization and personalization options chosen by the clients.

Electronic and Mobile Communications

The Customer Communications Segment offers a broad range of electronic solutions designed to meet the needs of electronic statement presentment, payment, and distribution across multiple electronic channels including client web sites; consolidator sites; secure e-mail; digital postal mail; and mobile websites and messages.

Direct Marketing

The Customer Communications Segment's direct marketing solutions provide highly personalized mail pieces to its clients' target audiences. Services include database list management, development and programming, print production, postal processing, personalization, inkjet addressing, inserting, and other production services.

In the U.K., the Segment delivers tailored one-to-one communication for its clients driven by transactional history and the customer's profile. Content in the form of text and graphics is delivered using the most appropriate technology, including offset litho, laser and inkjet output as well as e-delivery. The data insights and other services offered in the U.K. enable its clients to further integrate their communications across multiple channels. Revenue for direct marketing services is generally based on the number of distributed mail pieces.

Postal Optimization

As one of the largest First-Class mailers in the U.S., the Customer Communications Segment provides a range of postal services to help clients optimize mail efficiencies and streamline postage expenses. Postage-related services include automated postage payment, postage advance accounts (deposits and escrow accounts), and management of presort vendors and international mail, as well as helping clients address postal compliance issues. The Segment's postal processing services include address quality, postage payment, presort, and tracking.

The Segment offers its Smart Commingling service, which combines multiple clients' First-Class Mail to qualify for finer ZIP Code sortation. Combining clients' mail pieces enables more mail to meet the volumes established by the USPS for three-digit and five-digit priority processing. This service enables the Segment to bypass traditional postal processing touchpoints resulting in faster delivery times, which can enhance customer satisfaction and help clients receive a faster return response or remittance. As a Continuous Mailer, the Segment can process and release statements and other documents 24 hours a day, 365 days a year—as soon as the individual mail trays are ready.

In the U.K., the Customer Communications Segment provides postal optimization of both U.K. and international mail. The U.K. market is deregulated, with a number of alternate postal providers in addition to the Royal Mail. The processing of data allows the optimization of postage through the lowest cost routing solution. The consolidation and pre-sortation of international-destined mail via a network of overseas postal providers provides savings to the Segment's clients.

The Customer Communications Segment derives revenues from its postal optimization services based generally on the number of mail pieces processed through each service option chosen by the clients.

Compliance Solutions

The Customer Communications Segment in North America supports full-service proxy solutions that comprise proxy management, solicitation, and vote certification services; record keeping, vote tabulation, and electronic shareholder interfaces; and print and mail, and electronic delivery, hosting, and voting services. In addition, the Segment offers a compliance document delivery solution, supporting both printed output and electronic presentment.

The production of compliance communications is also one of the major services provided by the Segment's U.K. operation, which is one of the major business process outsourcers for the Financial Services industry in that country. Solutions offered include the production of investment statements and daily regulatory communication for the Asset and Wealth Management sectors.

Archival and Retrieval Solutions

The need for customer service retrieval of statements is addressed by the Segment's presentment solutions. These products provide customer service representatives with a searchable, indexed statement image that matches the print or electronic version sent to consumers, which can enable faster customer service calls and improved first-call resolution rates. In addition to retention via Web presentment solutions, encrypted CD/DVD, microfilm, and computer output microfiche (COM) capabilities are also available for longer-term storage and archival.

Communication Intelligence and Decisioning

The Customer Communications Segment's Communication Intelligence and Decisioning solutions help clients make informed marketing, sales, and financial decisions by utilizing data science and data analysis to create individual customer dialogues, targeted campaigns, and variable communications to an entire customer base across multiple channels. In addition, the Segment offers content databases to enable the management and delivery of marketing and sales material in print, online or on a mobile device to support its clients' field sales efforts. Specialized educational materials, training, and libraries are also offered to the North American retirement and healthcare markets.

Dialogue and Campaign Management

The Customer Communications Segment offers dialogue and campaign management platforms which allow clients to segment their customer databases for targeted cross-channel campaigns using personalized messaging, syndicated content, and selective inserting down to the individual document level.

Both the North America and U.K. businesses also offer event-based and mobile marketing. In the U.K., the Segment provides literature fulfillment services similar to those provided in North America, as well as the fulfillment of magazines in response to subscriptions, product fulfillment for charities, and print on demand solutions for sectors such as Financial Services and Education.

Marketing Technology

With the Company's acquisition of Capital Fulfillment Group in 2010 and the launch of Lateral Group, North America in 2012, the Customer Communications Segment offers technologies to support its clients' marketing and sales efforts. One example is MarketPower, an advanced marketing resource management platform that streamlines the process of managing, procuring, and distributing marketing and other collateral. Other offerings include LitBoard, a mobile sales and marketing content library; an email marketing/eCRM platform; and document composition and management services; hosting; and online and mobile application development.

Integrated Communications Management for the Retirement and Healthcare Sectors

The Customer Communications Segment offers comprehensive solutions for providing defined contribution retirement plan and health plan communications to both plan sponsors and participants.

Supported communication categories include targeted participant communications, enrollment materials, compliance communications, and management reports. The Segment's system offers the ability to use the same customer-provided data and same text for multiple communications. Communications can be highly personalized by using business rules to determine what content a participant sees and what graphics are incorporated within the communication, and by making complex calculations based on participants' own account information to prepare illustrations. The system supports print and electronic distribution of all communications. Communications, or constituent parts of communications, can be pushed to participant websites, an e-communication warehouse or specified provider or plan sponsor websites.

Educational Materials and Training for the Retirement and Healthcare Sectors

The Customer Communications Segment provides retirement plan educational materials, such as newsletters, to service providers for distribution to plan sponsors and plan participants. The Customer Communications Segment also provides education and training to retirement plan professionals through in-person and online seminars. In addition, the Segment offers a comprehensive online library of retirement plan educational materials on a subscription basis. The library can serve as an important resource for retirement plan professionals and other advisors.

Data Analytics and Consulting

The Customer Communications Segment offers data analytics and consulting in both the U.S. and U.K. to help its clients gain and utilize insights into customer needs and preferences. The Segment's offerings in this category range from analysis of existing programs, campaigns, and data to creation of new campaigns, platforms, and content using multiple data streams to enrich our clients' understanding of their customers.

Facilities

The Customer Communications Segment's North America business has operating facilities in the U.S. and Canada, and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-Class mailers in the U.S.

In the U.K., the Segment has several production facilities to deliver a range of output types, including offset litho printing, high-quality digital laser printing, and inkjet printing. It is among the largest direct communications manufacturers in that country. The acquisition of Lateral Group Limited in 2011 expanded the U.K. business to include data analytics and enhanced data-driven marketing services.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature.

The Company owns and operates real estate mostly in North America and the U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company and its real estate subsidiaries own approximately 1.3 million square feet of office and retail space and 1.3 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential apartment facility and an underground facility.

The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $589.3 million at December 31, 2012, including approximately 9.3 million shares of State Street Corporation ("State Street") with a market value of $436.3 million based on closing exchange values at December 31, 2012.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of December 31, 2012 (in millions):

	DST wholly-owned*	Joint venture-owned
Occupied by DST and related affiliates	1.9	0.5
Occupied by third parties and vacant	1.3	2.4

Total	3.2	2.9

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

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's software development and maintenance efforts are focused on introducing new products and services, as well as enhancing its existing products and services. The following table summarizes software development and maintenance and enhancements and capitalized software development costs (in millions):

	Year Ended December 31,
	2012	2011	2010
Software development, maintenance and enhancements	$159.6	$162.6	$162.1

Capitalized software development costs	$30.9	$31.4	$27.8

INTELLECTUAL PROPERTY

The Company holds U.S. patents, U.S. copyrights and various trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services Segment and statement and mail processing services and technology provided by the Customer Communications Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to Financial Services and Customer Communications are valuable, the success of the Company primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

EMPLOYEES

The following table summarizes the number of employees of the Company and its majority-owned subsidiaries, as well as the number of employees at the Company's significant unconsolidated affiliates as of December 31, 2012.

	U.S.	International	Total
Financial Services Segment	5,400	2,400	7,800
Customer Communications Segment	2,600	1,500	4,100
Investments and Other	25		25

Total, excluding unconsolidated affiliates	8,025	3,900	11,925

Unconsolidated affiliates	2,200	3,800	6,000

Total, including unconsolidated affiliates	10,225	7,700	17,925

Except for certain employees of Howitt Limited, a subsidiary of the Lateral Group, which was acquired in 2011, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

SEGMENT, GEOGRAPHIC AREA AND OTHER FINANCIAL INFORMATION

This discussion of the business of DST Systems, Inc. should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings "Introduction" and "Seasonality" in the MD&A and the segment and geographic information included in Item 8, Note 16 are incorporated herein by reference in partial response to this Item 1.

AVAILABLE INFORMATION

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company's Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the Company's corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee, Compensation Committee and Finance Committee of the DST Board of Directors are available on the Company's Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary's Office at (816) 435-8655. An individual may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2012.

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

We derive our consolidated revenues from the delivery of products and services to clients in the mutual fund, brokerage, investment management, healthcare, telecommunications, video and utilities, other financial service (i.e. insurance, banking, financial planning and mortgage) and other industries. A decline or lack of growth in demand for our products and services in any of the industries we serve could adversely affect our business and earnings. Demand for our products and services among companies in those industries could decline for many reasons. Consolidation or limited growth in an industry could reduce the number of our clients and potential clients.

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

We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our mutual fund clients to use an omnibus accounting structure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which could result in lower revenues.

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

We and our unconsolidated affiliates are subject to government regulation. Any regulatory violations, changes or uncertainties could adversely affect our business.

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

We may be unsuccessful in determining or controlling when and whether events occur that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions, and costs for starting up significant client operations, for hiring staff, and for developing products. Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors' new products or services.

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

We derive most of our revenue by selling products and services under long-term contracts, many of which contain terms and conditions based on anticipated levels of utilization of our services. We cannot unilaterally extend the terms of our client contracts when they expire. Contracts can terminate during the term of agreement for various reasons, including through "termination for convenience" clauses in some contracts that enable clients to cancel by written notice. Our revenues and profit could decrease as a result of terminations or non-renewals of client contracts; extensions of client contracts under, or contract re-negotiations resulting in, less favorable terms; or utilization of services at less than anticipated levels.

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

Some of our joint venture investments are subject to buy-sell agreements, which may, among other things, restrict us from selling our interests even if we were to determine it is prudent to do so.

We own interests in unconsolidated entities including Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and various real estate joint ventures. Our interests in such unconsolidated entities are subject to buy/sell arrangements, which may restrict our ability to sell our interests even if we were to determine it is prudent to do so. These arrangements may also allow us to purchase the other owners' interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

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

We are a limited partner in various private equity funds and have future capital commitments related to certain private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when we desire to do so.

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

Certain changes in ownership of the Company could potentially affect the continuation of investment advisory and distribution services provided by ALPS subsidiaries, which could potentially limit the Company's share repurchases and negatively impact the Company's financial results.

The Company's wholly-owned subsidiary, ALPS Holdings, Inc., has subsidiaries that serve as investment advisors or distributors for certain registered investment companies ("Funds"). If more than 25% of the Company's outstanding voting securities were to become held by a single owner, a change of control of the ALPS subsidiaries constituting an assignment of their investment advisory contracts and distribution contracts could be deemed to have occurred. Any deemed assignment would automatically terminate the ALPS subsidiaries' investment advisory and distribution contracts with the Funds, and the Funds would be required to seek shareowner approval of new investment advisory contracts in order to continue an advisory relationship with the ALPS subsidiaries. There can be no assurance that any Fund with a distribution contract would retain the ALPS subsidiary as its distributor or that any Fund with an investment advisory contract would obtain the required shareowner vote to retain, or that it would retain, the ALPS subsidiary as its investment advisor. The potential impact of a deemed assignment may limit the Company's ability to repurchase its shares. The loss by ALPS subsidiaries of investment advisory and/or distribution contracts could negatively impact the financial condition and earnings of the Company.

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

Location	Use(1)	Owned/ Leased(2)	Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Owned(4)	497,000
Kansas City, MO	Office Space	Leased	491,000
Kansas City, MO	Data Center	Owned	162,000
St. Louis, MO	Data Center	Owned	109,000
Jefferson City, MO	Office Space	Leased	28,000
Harrisburg, PA	Office Space	Leased	209,000
King of Prussia, PA	Office Space	Leased	5,000
Birmingham, AL	Office Space	Leased	98,000
Denver, CO	Office Space	Leased	74,000
Minneapolis, MN	Office Space	Leased	15,000
Boston, MA	Office Space	Leased	29,000
Southfield, MI	Office Space	Leased	16,000
New York, NY	Office Space	Leased	15,000
Baltimore, MD	Office Space	Leased	13,000
Bellevue, WA	Office Space	Leased	7,000
Hyderabad, India	Office Space	Leased	111,000
Bangkok, Thailand	Office Space	Leased	92,000
Melbourne, Australia	Office Space	Leased	46,000
Sydney, Australia	Office Space	Leased	2,000
London, United Kingdom	Office Space	Owned	31,000
London, United Kingdom	Office Space	Leased	4,000
Johannesburg, South Africa	Office Space	Owned	3,000
Vancouver, Canada	Office Space	Leased	3,000
Six other smaller properties	Office Space	Leased	13,000
Customer Communications Segment(3)
El Dorado Hills, CA	Production	Owned(4)	580,000
El Dorado Hills, CA	Office Space	Leased	37,000
Kansas City, MO	Production	Owned(4)	307,000
Kansas City, MO	Office Space	Owned(4)	66,000
Hartford, CT	Production	Owned(4)	302,000
Albany, NY	Production	Leased	136,000
Weymouth, MA	Production	Leased	75,000
Butler, NJ	Office Space	Leased	7,000
Minneapolis, MN	Office Space	Leased	2,000
Roseburg, OR	Office Space	Leased	1,000
Bristol, United Kingdom	Production	Owned(4)	126,000
Dagenham, United Kingdom	Production	Leased	175,000
Nottingham, United Kingdom	Production	Leased	138,000
Jarrow, United Kingdom	Production	Leased	100,000
Peterborough, United Kingdom	Production	Leased	50,000
London, United Kingdom	Office Space	Leased	9,000
Toronto, Canada	Production	Owned	113,000
Ottawa, Canada	Production	Leased	13,000

Location	Use(1)	Owned/ Leased(2)	Square Feet
Investments and Other Segment(5)
Kansas City, MO	Office Space	Owned(4)	572,000
Kansas City, MO	Production	Owned	109,000
Kansas City, MO	Retail	Owned	31,000
Kansas City, MO	Office Space	Leased	4,000
El Dorado Hills, CA	Office Space	Owned	48,000
London, United Kingdom	Office Space	Owned	24,000
London, United Kingdom	Retail	Owned	9,000
Johannesburg, South Africa	Office Space	Owned	10,000

(1)
Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
In addition, but not included in the above table, the Company: 1) owns a number of surface parking facilities, a 120 unit apartment building, various developed and undeveloped properties, and an underground facility with 538,000 square feet leased to third parties, all located in Kansas City, Missouri; 2) owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, California; 3) leases space in Whistler, Canada, Singapore, Beijing, Hong Kong and Shanghai, China; and 4) leases approximately 130,000 square feet of office and production space in the U.K., for which 16,000 square feet is subleased to third parties and the Company plans to sublease or exit the remainder.

(3)
Includes approximately 2.2 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 900,000 square feet in the Financial Services Segment and 1.3 million square feet in the Customer Communications Segment. The Financial Services Segment has subleased 63,000 square feet of office space to third parties. The Customer Communications Segment has sub-leased 109,000 sq. ft. of office space to third-parties.

(4)
Several owned properties are mortgaged with aggregate indebtedness of $114.9 million as of December 31, 2012.

(5)
The Company, through its real estate subsidiaries, leases office and production space to various third-party tenants in Kansas City, Missouri, El Dorado Hills, California, U.K., and South Africa. The number of square footage leased to third-parties in office, retail and production facilities is 461,000, plus approximately 482,000 in square footage leased to third parties at the underground facility.

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

Item 4.    Mine Safety Disclosures

None.

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 14, 2013.

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

Stephen C. Hooley, age 49, is the Company's Chief Executive Officer and President. He became Chief Executive Officer on September 12, 2012. He joined the Company in mid-2009 as its President and Chief Operating Officer. He served from 2004 through mid-2009 as President and Chief Executive Officer of Boston Financial Data Services ("Boston Financial"). In 2009, he began serving as non-executive Chairman of Boston Financial. Beginning in 2007, he has served as Chief Executive Officer of IFDS, L.P.

Jonathan J. Boehm, age 52, joined the Company in 1977. He became an Executive Vice President during 2009. Prior to his current position, he served since 1997 as Group Vice President—Mutual Funds Full Service. He is responsible for DST HealthCare Holdings, Inc. and its subsidiaries DST Health Solutions and Argus Health Systems.

Robert L. Tritt, age 57, joined the Company in 1977. He became Executive Vice President of DST's U.S. Investment Recordkeeping Solutions business in 2009. Prior to his current position, he served since 1989 as Group Vice President with responsibility for product development and customer relationships for remote processing mutual fund customers. He is responsible for the development and operations of the Company's proprietary applications supporting recordkeeping for mutual fund shareholders. Additionally, he is responsible for both ASP (Remote) and Full Service customer operations using such applications.

Edmund J. Burke, age 52, is the President of ALPS Holdings, Inc., which became a wholly-owned Company subsidiary during 2011. He joined ALPS in 1991 and has served as President since 2000. As part of his responsibilities for the ALPS group of companies, Mr. Burke is President and Trustee of Clough Global Allocation Fund, Clough Global Equity Fund and Clough Global Opportunities Fund; Trustee of Liberty All-Star Equity Fund; Director of Liberty All-Star Growth Fund, Inc., and Chairman of the Board and President of Financial Investors Trust. Each of these funds operates as a registered investment company pursuant to the Investment Company Act of 1940.

Simon N. Hudson-Lund, age 51, joined beginning February 21, 2013 as Chief Executive Officer of DST International Holdings, which owns DST Global Solutions Limited, BlueDoor, DST Process Solutions Limited and DST Output, and as the Global Executive Chairman of IFDS, U.K. and IFDS, L.P. He has served in numerous positions with IFDS U.K., including as Chief Executive Officer (February 2008 through January 2013), Head of European Transfer Agent Operations (January 2011 through January 2013), Chief Operating Officer (July 2005 through January 2008), and Managing Director Administration Services-Client Finance and Transfer Agent Operations (June 2003 through June 2005).

Steven J. Towle, age 55, has served since 2004 as President and Chief Executive Officer of the Company's U.S. and U.K. Customer Communication business. Prior to joining the Company, he was Boston Financial's President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000.

Gregg Wm. Givens, age 52, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Kenneth V. Hager, age 62, began serving the Company in 1988 as Vice President and Chief Financial Officer and in 1995 as Treasurer. He is responsible for the financial function of the Company.

Randall D. Young, age 56, joined the Company as a Vice President in 1995 and has served as Vice President, General Counsel and Secretary of the Company since 2002.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 19, 2013, there were approximately 23,000 beneficial owners of the Company's common stock.

For the period 1995 through 2009, the Company retained its earnings for use in its business and did not pay dividends. In 2010, the Company began paying cash dividends on its common stock. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. The Board of Directors of DST unanimously determined to increase its dividend frequency from a semi-annual basis to a quarterly basis beginning in the first quarter of 2013. On January 30, 2013, the DST Board of Directors declared a quarterly cash dividend of $0.30 per share on DST's common stock. The dividend will be payable on March 15, 2013, to shareholders of record at the close of business on February 19, 2013.

	Dividend	High	Low
2012
1st Quarter	$0.40	$54.76	$45.67
2nd Quarter		55.63	49.37
3rd Quarter		56.25	49.76
4th Quarter	0.40	62.33	54.44
2011
1st Quarter	$0.35	$52.57	$44.09
2nd Quarter		54.70	46.31
3rd Quarter	0.35	55.68	42.18
4th Quarter		50.77	40.92

The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2012, was $60.60.

 Stock Repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	4,095	(1)	$56.79	0	2,007,500
November 1 - November 30	465,282	(1)	56.04	460,300	1,547,200
December 1 - December 31	793,977	(1)	60.70	789,700	757,500

Total	1,263,354		$58.97	1,250,000	757,500	(2)

(1)
For the three months ended December 31, 2012, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 13,354 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants or from shares surrendered in satisfaction of option exercise price. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 4,095 shares were purchased in October 2012, 4,982 shares were purchased in November 2012, and 4,277 shares were purchased in December 2012.

(2)
On January 30, 2013, the DST Board of Directors authorized a $250 million share repurchase plan, which replaced the Company's existing plan, under which DST had 715,700 shares available as of that date. The plan, as amended, allows, but does not require, the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

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

The following graph shows the changes in value since December 31, 2007 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies ("Peer Group")(2). The table following the graph shows the dollar value of those investments as of December 31, 2012 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

Comparison of Cumulative Five Year Total Return

	As of December 31,
	2007	2008	2009	2010	2011	2012
DST Systems, Inc	$100.00	$46.01	$52.76	$54.49	$56.69	$76.56
S&P MidCap 400 Index	100.00	63.77	87.61	110.94	109.02	128.51
Peer Group	100.00	72.52	89.80	100.43	110.20	130.29

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

Also included in the Peer Group data for earlier years of the five year period are the following companies: Affiliated Computer Services Inc. (included through 2009 as it was acquired by Xerox in February 2010), IMS Health Inc. (included through 2009 as it went private in February 2010), and Perot Systems Corporation (included through 2008 as it was acquired by Dell in 2009).

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

	Year Ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(dollars in millions, except per share amounts)
Operating revenues	$1,892.4	$1,744.0	$1,713.6	$1,595.4	$1,675.5
Out-of-pocket reimbursements(6)	684.2	644.7	614.9	622.5	609.9

Total revenues	2,576.6	2,388.7	2,328.5	2,217.9	2,285.4
Costs and expenses	2,202.9	1,997.0	1,848.5	1,813.2	1,813.6
Depreciation and amortization (including goodwill impairment)	216.4	131.6	135.4	130.4	125.3

Income from operations	157.3	260.1	344.6	274.3	346.5
Interest expense	(43.5)	(46.5)	(46.1)	(42.2)	(55.4)
Other income (expense), net	373.5	38.7	141.7	85.1	(15.5)
Equity in earnings of unconsolidated affiliates	32.2	21.7	36.4	37.3	34.7

Income before income taxes and non-controlling interest	519.5	274.0	476.6	354.5	310.3
Income taxes	195.5	95.8	159.1	112.9	67.4

Net income	324.0	178.2	317.5	241.6	242.9
Net loss attributable to non-controlling interest		4.9	1.0

Net income attibutable to DST Systems, Inc.	$324.0	$183.1	$318.5	$241.6	$242.9

Basic earnings per share	$7.22	$4.01	$6.78	$4.87	$4.53
Diluted earnings per share	$7.08	$3.95	$6.73	$4.84	$4.21
Cash dividends per share of common stock	$0.80	$0.70	$0.60
Non-GAAP diluted earnings per share(7)	$3.98	$4.09	$4.43	$3.59	$3.71
Total assets	$3,392.5	$3,428.6	$3,339.4	$2,912.8	$2,509.4
Total debt	$1,011.6	$1,380.3	$1,209.4	$1,221.9	$1,435.3
Ratio of earnings to fixed charges(8)	9.4	5.2	8.6	7.6	5.1

(1)
In 2012, the Company recognized employee termination expenses of $17.3 million, which was included in costs and expenses. The aggregate income tax benefit associated with this cost was $4.2 million. The Company recognized $1.6 million of business advisory expenses, which was included in costs and expenses. The income tax benefit associated with this cost was $0.6 million. The Company recognized a loss accrual related to a software dispute in the amount of $1.9 million, which was included in costs and expenses. The Company recognized leased facility abandonment costs primarily associated with its U.K. Customer Communications business of $11.0 million, of which $10.3 million was included in costs and expenses and $0.7 million was included in depreciation expense. The income tax benefit associated with these costs was $0.8 million. The Company recorded a goodwill impairment charge of $60.8 million associated with its U.K. Customer Communications business. The Company recorded net losses on real estate assets of $7.1 million, of which impairments of $9.0 million are included in depreciation expense and gains from the sale of real estate of $1.9 million are included as a reduction of costs and expenses. The income benefit associated with this net loss on real estate assets was $2.8 million. The Company recorded a charitable contribution of $11.0 million, included in costs and expenses, from the contribution of appreciated marketable securities. The Company recorded a gain from the disposition of these contributed marketable securities of $8.9 million, which is included in other income. The aggregate income tax benefit associated with this pre-tax loss of $2.1 million from the charitable contribution of marketable securities was $5.0 million. The Company recorded $8.3 million of pretax net losses associated with ceasing the development of a processing solution for the insurance market, of which $5.8 million was included in depreciation expense, $3.3 million was included in costs and expenses and a gain of $0.8 million was included in equity in earnings of IFDS L.P. The aggregate income tax benefit associated with this net expense was $3.2 million. The Company recorded net gains on securities and other investments of $333.2 million, which was included in other income. The income tax expense associated with this net gain on securities was $125.2 million. The Company recorded net gains from unconsolidated affiliates of $11.1 million, primarily from the sale of a Canadian real estate partnership investment. The income tax expense associated with this gain was $1.9 million. The Company recorded an income tax benefit associated with refund claims in the amount of $18.3 million during 2012.

(2)
In 2011, the Company recognized $7.3 million of restructuring costs associated with amending sales/marketing agreements of acquired business, which were included in costs and expenses. The aggregate income tax benefit associated with this cost was approximately $2.9 million. The Company recognized employee termination expenses of $6.4 million associated with reductions in workforce, which were included in costs and expenses. The aggregate income tax benefit associated with these expenses was approximately $2.4 million. The Company recognized $3.5 million of contract termination payment operating revenues resulting from the early termination of a client processing agreement. In connection with the contract termination, the Company recorded $1.5 million of costs and expenses. The aggregate income tax expense associated with the net contract termination payment was approximately $0.8 million. The Company recognized $3.3 million of business development expenses associated with 2011 business acquisitions, which were included in costs and expenses. The aggregate income tax benefit associated with these expenses was approximately $1.4 million. The Company recognized $1.8 million of business advisory expenses, which were included in costs and expenses, associated with an action by the DST Board of Directors to retain advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio. The aggregate income tax benefit associated with these expenses was approximately $0.7 million. The Company recorded a loss accrual of $3.5 million, included in costs and expenses, associated with a regulatory inquiry related to the processing of certain pharmacy claims during 2006 - 2009. There was no income tax benefit attributable to this expense. The Company recorded $17.2 million of net gain on securities and other investments, which were included in other income, net. The aggregate income tax expense associated with this net gain was approximately $6.7 million. The Company recognized a net loss, in the amount of $1.2 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income, net. The income tax benefit associated with this net loss was approximately $0.4 million. The Company recognized $2.6 million in employee termination expenses at an unconsolidated affiliate, associated with a reduction in workforce, which is included in equity in earnings of unconsolidated affiliates. The income tax benefit associated with these expenses was approximately $0.3 million. The Company recognized a $0.7 million impairment of an unconsolidated affiliate, which is included in equity in earnings of unconsolidated affiliates. The aggregate income tax benefit associated with this expense was approximately $0.2 million.

(3)
In 2010, the Company recognized $73.4 million of contract termination payment operating revenues resulting from the early termination of two client processing agreements. In connection with the contract terminations, the Company recorded $3.1 million of costs and expenses and asset impairment charges of $3.1 million which were recorded in depreciation and amortization expense. The aggregate income tax expense associated with the net contract termination payments was approximately $26.2 million. The Company recognized employee termination expenses of $20.9 million associated with reductions in workforce, which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $8.2 million. The Company incurred expenses and net gains related to securities and other investments dispositions in 2010. Expenses were associated with a charitable donation of marketable securities in the amount of $10.2 million by the Investments and Other Segment, which was included in costs and expenses. The Company recorded $70.8 million of net gains on securities and other investments, which were included in other income (expense), net. The aggregate income tax expense associated with the expenses and net gains was approximately $19.7 million. The Company recognized dividend income from a private equity investment of $54.7 million which was included in other income (expense), net. The income tax expense associated with this dividend was approximately $12.6 million. The Company recognized a net loss, in the amount of $6.4 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income (expense), net. The income tax benefit associated with this net loss was approximately $2.4 million. The Company recognized an income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of Output U.K. resulting from the acquisition of dsicmm Group. Output U.K. was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

(4)
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

(5)
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

(7)
Non-GAAP diluted earnings per share have been calculated by taking into account the impact of certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. A reconciliation of diluted earnings per share and non-GAAP diluted earnings per share is included below. In addition, a detailed description of the items removed from net income for the three years ended December 31, 2012 are included in Item 7, Use of Non-GAAP Financial Information.

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

Reconciliation of Reported Diluted Earnings per Share to non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2012	2011	2010	2009	2008
GAAP Diluted Earnings per Share	$7.08	$3.95	$6.73	$4.84	$4.21
Contract termination payments, net		(0.03)	(0.87)
Employee termination expenses	0.29	0.08	0.27
Business development/advisory expenses	0.02	0.06
Restructuring cost to amend sales/marketing agreements		0.10
Loss accrual	0.04	0.08
Insurance Solutions asset impairment and other costs	0.11
Goodwill impairment	1.33
Net losses on real estate assets	0.09				(0.01)
Leased facility abandonment costs	0.22
Net (gains) losses on securities and other investments	(4.54)	(0.23)	(1.76)	(0.21)	0.46
Charitable contribution of securities	(0.06)
Loss (gain) on repurchase of convertible debentures		0.02	0.09	(0.07)	(0.11)
Equity in earnings of unconsolidated affiliates items	(0.20)	0.06		(0.05)
Financing fee on the convertible debentures exchange and other debenture related interest costs				0.05
Gain on acquisition of business (Argus)				(0.85)
Income tax items	(0.40)		(0.03)	(0.12)	(0.84)

Non-GAAP Diluted Earnings per Share	$3.98	$4.09	$4.43	$3.59	$3.71

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

Introduction

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing solutions and services. In addition to technology products and services, DST also provides integrated print and electronic statement and billing solutions. DST's data centers provide technology infrastructure support for asset management, insurance and healthcare companies around the globe. These business units are reported as two operating segments, Financial Services and Customer Communications (formerly known as the Output Solutions Segment). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

The Company's Financial Services Segment provides a variety of solutions principally to the asset management, brokerage, retirement, insurance and healthcare industries. The Company has developed a number of proprietary systems that are integrated into its solutions including the following:

  •
  Shareowner recordkeeping and distribution support systems for United States ("U.S.") and international mutual fund companies, broker/dealers and financial advisors,

  •
  Investment management systems offered to U.S. and international investment managers and fund accountants,

  •
  Defined-contribution participant recordkeeping system for the U.S. retirement plan market,

  •
  Medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers, and

  •
  Business process management and customer contact system offered to a broad variety of industries.

The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts/members/participants or transactions processed. The Company's mutual fund revenues are dependent upon the number of accounts or transactions processed. ALPS derives revenue from asset servicing and asset distribution activities, which are generally based on a percentage of assets for which services are provided. The Financial Services Segment's healthcare administration processing revenues are generally earned on a per-member, per month basis for BPO services and ASP agreements. Argus derives revenue from pharmacy claims processing services and from investment earnings related to client balances maintained by Argus. The Company also derives revenues from transfer agency asset balances invested and investment earnings related to customer cash balances maintained in Company investment accounts. The Company also licenses its business process management ("BPM") software, healthcare administration processing systems software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to certain clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users. The Financial Services Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, including BFDS, IFDS U.K. and IFDS L.P.

The Company's Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win back customers.

The Customer Communications' revenues are derived from presentation and delivery (either printed or digital) and archival of customer documents, and are based generally on the number of images processed and the range of customization and personalization options chosen by the client. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

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

Significant Events

Asset Monetizations

During the year ended December 31, 2012, DST had $485.4 million of pre-tax proceeds, consisting of $396.8 million from the sale of investments, $75.0 million in distributions from private equity funds and other investments and $13.6 million from the sale of real estate assets. After tax proceeds from these transactions were primarily used to reduce debt and to repurchase shares of DST common stock.

In addition, the Company's joint venture, IFDS Canada, sold its interest in a Canadian real estate partnership which owned the building IFDS Canada and other tenants occupy. IFDS Canada received proceeds of approximately $53.2 million, resulting in equity in earnings of $14.8 million for DST's portion of the gain on the sale.

Dividends

During 2012, DST paid two semi-annual cash dividends totaling $0.80 per share on its common stock. The Board of Directors of DST has made the decision to increase its dividend frequency from a semi-annual basis to a quarterly basis beginning in the first quarter of 2013. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors. On January 30, 2013, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per share on its common stock payable on March 15, 2013 to shareholders of record as of February 19, 2013.

Share Repurchase Plan

During 2012, the Company spent $73.7 million to repurchase 1,250,000 shares of DST common stock in accordance with its existing share repurchase plan. On January 30, 2013, the Board of Directors of DST authorized a $250 million share repurchase plan, which replaces the Company's existing share repurchase plan, under which DST had 715,700 shares remaining as of that date. The plan, as amended, allows, but does not require, the repurchase of common stock in open market and private transactions.

Goodwill Impairment

Decreased demand resulting from current economic conditions in the U.K. economy has negatively impacted production volumes and operating revenues for DST's print / mail business. Accordingly, during the fourth quarter of 2012, DST adjusted its future outlook and related strategy with respect to the Customer Communications U.K. operations which resulted in a reduction in future expected cash flows. As a result, the Company recorded a non-cash goodwill impairment charge of $60.8 million in its Customer Communications United Kingdom reporting unit in 2012.

Acquisitions

During 2011, the Company paid $365.4 million, net of cash acquired, for the following business acquisitions: ALPS Holdings, Inc. ("ALPS"), Newkirk Products, Inc. ("Newkirk"), Lateral Group Limited ("Lateral"), Intellisource Healthcare Solutions ("Intellisource"), Finix Business Strategies, LLC, Finix Converge, LLC and Subserveo, Inc. The acquisition of ALPS for $251.9 million on October 31, 2011 represented the largest acquisition in 2011. ALPS is a provider of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds.

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Output U.K., acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of Output U.K. stock. After completion of the transaction, DST owned approximately 70.5% of Output U.K. and the remaining

29.5% was owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined Output U.K. business from the closing date and reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest. In January 2012, DST acquired the remaining shares of Output U.K. for approximately $17.7 million, making Output U.K. a wholly-owned subsidiary.

Debt activities

In 2012, the Company amended its revolving credit facility to enable the Company to use proceeds from asset dispositions to repurchase shares or pay dividends. Additionally, in 2012, the Company renewed its accounts receivable securitization program resulting in a new maturity date of May 16, 2013.

During 2011, the Company amended its revolving syndicated bank facility. The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect then-current market conditions. In addition, the aggregate commitments under the facility were increased from $600 million to $630 million. The Company also entered into a $125 million unsecured term loan credit facility in 2011 to partially fund the acquisition of ALPS.

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

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive-variable, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2012, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $2.3 million, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2012 and 2011, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

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

In addition, the Company has $90.1 million of convertible senior debentures outstanding at December 31, 2012. The debentures are convertible under specified circumstances into shares of the Company's common stock.

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

Testing Goodwill for Impairment

On January 1, 2012, DST adopted an accounting standard related to testing for goodwill impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company's revenues are computer processing and services revenues and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend beyond one year. Revenue from equipment sales is recognized as equipment is shipped. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized and are recorded as reductions in revenues, and the annual amounts are immaterial to the Company's consolidated financial statements.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence ("VSOE"), which is based on the separate selling price for that or a similar item or from third-party evidence ("TPE") such as how competitors have priced similar items. If such evidence is unavailable, the Company uses its best estimate of the selling price ("BESP"), which includes various internal factors such as our pricing strategy and market factors. It is not common for the Company to use TPE and BESP as VSOE can be established for the majority of DST's client arrangements.

Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

The Company recognizes revenues for maintenance services ratably over the contract term, after collectability has been reasonably assured.

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

The Company's standard business practice is to bill monthly for development, consulting and training services on a time and materials basis. In some cases the Company bills a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a "proportionate performance" basis.

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

Depreciation of fixed assets

The Company's approach on personal property, specifically data processing, printing and inserting equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, using accelerated depreciation methods. The Company depreciates large printing and inserting equipment used by the Customer Communications Segment over a five to seven year life using accelerated depreciation methods. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

Valuation of long-lived and intangible assets and goodwill

The Company and its unconsolidated affiliates do not amortize goodwill and intangible assets that have indefinite useful lives. The Company assesses the impairment of goodwill at least annually (as of October 1) and assesses identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses actual impairment based on gross cash flows.

The Company's assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. The Company estimates fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, the Company performs a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, the Company determines the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, the Company allocates the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

The Company's impairment tests indicated during 2012 that there were no impairments, except for the goodwill held at the Customer Communications U.K. reporting unit. The Company's evaluation includes multiple assumptions that may change over time. If future undiscounted cash flows at the Customer Communications U.K. reporting unit become less than those projected, further impairment charges may become necessary.

At December 31, 2012, the Company had $1,113.1 million of long-lived and intangible assets and goodwill on its Consolidated Balance Sheet. After the $60.8 million goodwill impairment of the Customer Communications U.K. reporting unit, remaining goodwill and net intangible assets in the Customer Communications U.K. reporting unit at December 31, 2012 are $7.6 million and $27.6 million, respectively.

Accounting for investments

The Company has three significant types of investments that require accounting judgment: 1) investments in available-for-sale securities, the largest of which is its investment in State Street; 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS L.P. and certain real estate joint ventures; and 3) investments in private equity funds and other investments accounted for under the cost method.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires the Company to designate its investments as trading or available-for-sale. At December 31, 2012, the Company had approximately $611.5 million of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2012, the Company's available-for-sale securities had gross unrealized holding gains of $412.4 million, gross unrealized holding losses of $1.9 million and unrealized gains from foreign currency exchange rates of $0.1 million.

The impact of a 10% change in fair value of the Company's available-for-sale investments would be approximately $37.9 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

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

Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Revenues
Operating revenues
Financial Services	$1,244.0	$1,138.4	$1,156.7
Customer Communications	650.0	609.8	564.1
Investments and Other	58.9	56.3	57.8
Elimination Adjustments	(60.5)	(60.5)	(65.0)

	1,892.4	1,744.0	1,713.6

% change from prior year	8.5%	1.8%	7.4%
Out-of-pocket reimbursements
Financial Services	54.8	42.1	44.6
Customer Communications	636.7	607.0	575.8
Investments and Other	0.3	1.6	0.4
Elimination Adjustments	(7.6)	(6.0)	(5.9)

	684.2	644.7	614.9

% change from prior year	6.1%	4.8%	(1.2)%
Total revenues	$2,576.6	$2,388.7	$2,328.5

% change from prior year	7.9%	2.6%	5.0%
Income from operations
Financial Services	$209.1	$237.9	$273.6
Customer Communications	(35.6)	21.2	78.8
Investments and Other	(8.3)	8.9	0.1
Elimination Adjustments	(7.9)	(7.9)	(7.9)

	157.3	260.1	344.6
Interest expense	(43.5)	(46.5)	(46.1)
Other income, net	373.5	38.7	141.7
Equity in earnings of unconsolidated affiliates	32.2	21.7	36.4

Income before income taxes and non-controlling interest	519.5	274.0	476.6
Income taxes	195.5	95.8	159.1

Net income	324.0	178.2	317.5
Net loss attributable to non-controlling interest		4.9	1.0

Net income attributable to DST Systems, Inc.	$324.0	$183.1	$318.5

Basic earnings per share	$7.22	$4.01	$6.78
Diluted earnings per share	$7.08	$3.95	$6.73
Non-GAAP diluted earnings per share	$3.98	$4.09	$4.43
Cash dividends per share of common stock	$0.80	$0.70	$0.60

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) increased $187.9 million or 7.9% during the year ended December 31, 2012 as compared December 31, 2011 and increased $60.2 million or 2.6% during the year ended December 31, 2011 as compared to December 31, 2010. Consolidated operating revenues increased $148.4 million or 8.5% in 2012 as compared to 2011 and increased $30.4 million or 1.8% in 2011 as compared to 2010.

Financial Services Segment operating revenue increased $105.6 million during 2012, of which, $81.8 million is attributable to the inclusion of a full year of ALPS operations in 2012 versus two months in 2011. The remaining increase in Financial Services revenue from 2011 to 2012 is primarily from increased DST Healthcare revenues as a result of higher pharmacy claims processed and a full year of operations from businesses acquired during 2011. These operating revenue increases were partially offset by lower operating revenues for mutual fund processing resulting from lower registered accounts serviced. The $40.2 million increase in Customer Communications Segment operating revenue in 2012 is the result of a full year of operations from the 2011 acquisitions of Lateral in the U.K. (acquired on August 2, 2011) and Newkirk (acquired on May 2, 2011) in North America, as well as new client volumes in North America, offset by decreased demand and lower revenues per package in the U.K.

Consolidated operating revenues increased during 2011 as compared to 2010 as a result of an increase in Customer Communications Segment revenues of $45.7 million, which was partially offset by an $18.3 million decrease in Financial Services Segment revenues. In 2011, the Company received a $3.5 million contract termination payment from a subaccounting client. In 2010, the Company received a contract termination payment of $10.4 million from a subaccounting broker/dealer client ($9.1 million in the Financial Services Segment and $1.3 million in Customer Communications Segment). In addition, a Customer Communications telecommunications client, representing approximately 6.6% of 2009 annual Customer Communications operating revenues, terminated its contract and internalized bill production processing in April 2010, which resulted in a contract termination payment to the Company of approximately $63.0 million.

Excluding the contract termination payments mentioned above from 2011 and 2010, consolidated operating revenues for 2011 increased $100.3 million or 6.1% as compared to 2010. On this basis, Customer Communications operating revenues increased $110.0 million or 22.0% and Financial Services operating revenues decreased $12.7 million or 1.1% during 2011 as compared to 2010. The increase in Customer Communications is attributable to operating revenues from the acquisitions of Lateral on August 5, 2011, Newkirk on May 2, 2011 and a full year of operating revenues from dsicmm Group, which was acquired on July 30, 2010, partially offset by the loss of revenues from the telecommunications and subaccounting clients that terminated their processing contracts in mid-2010. The decrease in Financial Services results is from lower mutual fund shareowner processing revenues and lower DST Health Solutions processing revenues, partially offset by operating revenues from the acquisitions of ALPS on October 31, 2011, which contributed $14.6 million of revenues, revenues from other 2011 Financial Services business acquisitions (Intellisource, Subserveo, Finix and Converge) and higher DST Global Solutions operating revenues.

Consolidated OOP reimbursements increased $39.5 million or 6.1% in 2012 as compared to 2011 and increased $29.8 million or 4.8% in 2011 as compared to 2010. The net increase in consolidated OOP reimbursements in 2012 in the Customer Communications Segment of $29.7 million is attributable to higher volumes from new clients and a full year of volumes from Lateral and Newkirk. The net increase in consolidated OOP reimbursements in 2012 in the Financial Services Segment of $12.7 million is from the inclusion of a full year of ALPS operations. The net increase in consolidated OOP reimbursements in 2011 was primarily from a $31.2 million increase in the Customer Communications Segment associated with the acquisitions of dsicmm, Lateral and Newkirk.

Income from operations

Consolidated income from operations decreased $102.8 million or 39.5% to $157.3 million during the year ended December 31, 2012 as compared to 2011 and decreased $84.5 million or 24.5% to $260.1 million during the year ended December 31, 2011 as compared to 2010. The $102.8 million decrease in consolidated income from operations in 2012 is the result of declines of $28.8 million in the Financial Services Segment, $56.8 million in the Customer Communications Segment and $17.2 million in the Investments and Other Segment. The $84.5 million decrease in consolidated income from operations in 2011 is primarily attributable to declines of $35.7 million in Financial Services and $57.6 million in Customer Communications, both as compared to 2010.

U.S. income from operations decreased $44.1 million or 16.1% as compared to 2011 and decreased $69.7 million or 20.3% in 2011 as compared to 2010. International income from operations decreased $58.7 million in 2012 as compared to 2011 and increased $14.8 million in 2011 as compared to 2010.

The following items negatively affected consolidated income from operations in 2012: non-cash goodwill impairment charge of $60.8 million in the Customer Communications Segment, $11.0 million of leased facility abandonment costs (of which $9.2 million were in the Customer Communications Segment and the remainder in the Investments and Other Segment) and net losses of $7.1 million on real estate assets (mostly from impairments recorded in the Investments and Other Segments), $11.0 million of costs associated with a charitable donation of appreciated marketable securities by the Investments and Other Segment, increased employee termination costs of $10.9 million (mostly in the Financial Services Segment) and $9.1 million of costs associated with the discontinuation of the insurance processing solution for the insurance market. Additionally, $7.3 million of restructuring costs were incurred in 2011 to amend a sales / marketing agreement from an acquired business, which did not recur in 2012.

DST tests goodwill for impairment on an annual basis as of October 1 and at other times if a significant change in circumstances indicates it is more likely than not that the fair value of these assets has been reduced. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. The decreased demand resulting from current economic conditions in the U.K. economy has negatively impacted production volumes and operating revenues in the U.K. Previously anticipated new clients and U.K. economic events resulted in expected improvements in long-term U.K. revenue projections through the third quarter of 2012. The anticipated revenue from these events did not ultimately materialize. Additionally, during the fourth quarter of 2012, the expectations for the U.K. economic recovery were delayed beyond previous estimates. As a result, during the fourth quarter of 2012, DST adjusted its future outlook and related strategy with respect to the Customer Communications U.K. operations which resulted in a reduction in future expected cash flows. Based upon these revised future cash flow projections, the goodwill impairment test indicated that the Customer Communications U.K. reporting unit's carrying value exceeded its estimated fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $60.8 million in the Customer Communications Segment during 2012. No tax benefit was recognized for this impairment charge. Remaining goodwill and net intangible assets in the Customer Communications U.K. reporting unit at December 31, 2012 are $7.6 million and $27.6 million, respectively.

The fair value of the Company's reporting unit, from a market participant's perspective, was estimated utilizing a cash flow projection derived from the Company's long-range strategic plan. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The estimates and assumptions utilized for the impairment analysis of the Customer Communications U.K. reporting unit primarily include, but are not limited to, the discount rate of 15% derived from the weighted average cost of capital, long-term estimated growth rate in cash flows of 2% which was based on the long-term projected rate of inflation, and capital expenditures forecasts. To corroborate the results of the income approach described above, the fair value of the Customer Communications U.K. reporting unit was also estimated using the guideline company method, a variation of the market approach. Additionally, in connection with the calculation of the goodwill impairment charge, the fair value of all the assets and liabilities on the reporting unit's balance sheet was determined. In order to estimate the fair value of the reporting unit's intangible assets, the Company utilized a combination of the excess earnings model for existing customer relationships and the relief from royalty method for trade names and technology. The more significant estimates in determining the value of customer relationships included customer retention rates, growth of existing customers and gross margin. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.

As described in the consolidated revenues section above, the Company received client contract termination payments in both 2011 and 2010 resulting from clients early terminating their processing agreements. The favorable increase to income from operations, net of operating costs incurred in connection with the contract termination, was $2.0 million in 2011 (Financial Services Segment) and $67.2 million in 2010 ($7.5 million in Financial Services and $59.7 million in Customer Communications). In addition, the Company incurred employee termination expenses during 2011 and 2010 to restructure and reduce its workforce, which reduced income from operations. Costs associated with these employee termination actions in 2011 were $6.4 million ($1.3 million in Financial Services and $5.1 million in Customer Communications) and $20.9 million in 2010 ($14.3 million in Financial Services and $6.6 million in Customer Communications). In 2011, the Financial Services Segment incurred $7.3 million of costs to amend and restructure a sales / marketing agreement of an acquired business, which decreased income from operations. In 2011, the Company incurred business development expenses such as legal, accounting, investment banking and other professional fees to complete the 2011 business acquisitions of $3.3 million ($3.1 million in Financial Services and $0.2 million in Customer Communications), which reduced income from operations. The Financial Services Segment incurred $1.8 million of business advisory expenses in 2011, which decreased income from operations, associated with the DST Board of Directors retaining advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio. In 2011, the Company recorded a $3.5 million loss accrual associated with a regulatory inquiry regarding the processing of certain pharmacy claims during 2006 to 2009, which decreased income from operations. In 2010, the Investments and Other Segment incurred $10.2 million of costs associated with a charitable donation of appreciated marketable securities, which decreased income from operations.

Interest expense

Interest expense was $43.5 million, $46.5 million and $46.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense decreased during 2012 as compared to 2011 primarily from lower weighted average debt balances outstanding, partially offset by a full year of interest expense on debt related to 2011 acquisitions. Interest expense increased during 2011 as compared to 2010 from a full year of interest expense on debt assumed in the acquisition of dsicmm on July 30, 2010, a new $125.0 million term loan facility used to complete the ALPS acquisition on October 31, 2011, higher weighted average interest rates from the Company's privately placed senior notes issued in August 2010 that were used to repurchase senior convertible debentures and higher debt amounts outstanding at Output U.K. associated with the issuance of new debt in 2011 and debt assumed in the Lateral acquisition, partially offset by lower weighted average amounts outstanding in the U.S. and lower interest rates on the Company's revolving credit agreements and accounts receivable securitization program, which were amended in April 2011 and May 2011, respectively.

Other income, net

The components of other income (expense) are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net realized gains from the disposition of available-for-sale securities	$148.1	$21.8	$67.0
Other than temporary impairments / unrealized losses on available-for-sale securities	(2.4)	(3.8)	(1.3)
Net gains (losses) on private equity funds and other investments	9.3	(0.8)	5.1
Net gains (losses) on extinguishment of senior convertible debentures		(1.2)	(6.4)
Gain on sale of private company investment	138.7
Private company investment dividend	48.4		54.7
Dividend income	18.2	16.5	10.1
Interest income	4.1	4.2	5.6
Miscellaneous items	9.1	2.0	6.9

Other income, net	$373.5	$38.7	$141.7

Included in the $148.1 million of net realized gains from the disposition of available for sale securities during 2012 are gains of $53.6 million from the sale of approximately 15.0 million shares of Computershare Ltd., $38.0 million from the sale of 0.8 million shares and disposition of 0.2 million shares through a charitable contribution of State Street Corporation and $31.3 million from the sale of 1.9 million shares of Euronet Worldwide. Included in the $67.0 million of net realized gains during 2010 is a $42.5 million gain from the disposition of approximately 7.3 million shares of Computershare Ltd and $24.5 million of net realized gains from the disposition of other securities.

The Company recorded investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary of $2.4 million, $3.8 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recorded a net gain on private equity funds and other investments of $9.3 million and $5.1 million during the years ended December 31, 2012 and 2010, respectively, and recorded a net loss of $0.8 million during the year ended December 31, 2011. During 2012, the Company received distributions from certain of its private equity fund investments resulting in realized gains. The Company recorded $8.3 million, $1.7 million and $1.7 million of net impairments on private equity funds and other investments related to adverse market conditions and poor performance of the underlying investments during the years ended December 31, 2012, 2011 and 2010, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The Company recorded $1.2 million and $6.4 million in net losses on the repurchase and extinguishment of senior convertible debentures during the years ended December 31, 2011 and 2010, respectively.

The Company recorded a gain of $138.7 million on the sale of a portion of its shares in a privately-held company investment during the year ended December 31, 2012. The Company also received cash dividends of $48.4 million and $54.7 million from a private company investment during the years ended December 31, 2012 and 2010, respectively. The gross amount of the cash dividends for the year ended December 31, 2010 was $57.7 million, but approximately $3.0 million of the dividend was applied to the Company's cost basis investment.

The Company receives dividend income from certain investments held. Dividends from State Street common stock were $9.6 million, $7.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. State Street Corporation quarterly dividend per common share was $0.01 per share in 2010, and then increased to $0.18 per share in 2011, and had a further increase to $0.24 in 2012.

Interest income was $4.1 million, $4.2 million and $5.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in interest income in 2012 and 2011, as compared to 2010 is attributable to lower amounts of cash and short-term investments and lower weighted-average interest rates on invested amounts.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items. Miscellaneous items had income of $9.1 million, $2.0 million and $6.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in Miscellaneous items during 2012 as compared to 2011 is primarily from unrealized appreciation on trading securities (the effect of which is offset by an increase in costs and expenses within the Financial Services Segment) and higher unrealized foreign currency exchange gains in 2012. The decrease in Miscellaneous items from 2010 to 2011 is primarily attributable to decreases in unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as a decrease in costs and expenses), foreign currency exchange losses and a reduction in other non-operating gains.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Boston Financial Data Services, Inc.	$10.2	$9.9	$14.8
International Financial Data Services, U.K.	3.0	12.0	15.9
International Financial Data Services, L.P.	18.9	3.7	6.2
Other unconsolidated affiliates	0.1	(3.9)	(0.5)

Total	$32.2	$21.7	$36.4

For the year ended December 31, 2012, DST's equity in earnings of unconsolidated affiliates increased $10.5 million as compared to 2011, primarily attributable to higher earnings of IFDS, L.P., partially offset by lower earnings of IFDS U.K. For the year ended December 31, 2011, DST's equity in earnings of unconsolidated affiliates decreased $14.7 million as compared to 2010, primarily attributable to lower earnings of BFDS, IFDS, U.K., IFDS, L.P. and other unconsolidated affiliates.

DST's equity in earnings of BFDS increased $0.3 million during the year ended December 31, 2012 as compared to 2011. Decreases in BFDS operating revenues during 2012 as compared to 2011 from lower accounts serviced were more than offset by lower operating expenses. DST's equity in earnings of BFDS decreased $4.9 million during the year ended December 31, 2011 as compared to 2010. The decrease in BFDS earnings during 2011 resulted primarily from lower revenues associated with reduced levels of accounts serviced resulting from subaccounting conversions and from employee termination expenses, which together reduced DST's equity in earnings of BFDS by approximately $2.6 million. The reduction in the BFDS workforce occurred in September 2011 and represented approximately 8% of the total BFDS workforce. Average daily balances invested by BFDS were $1,054.8 million, $1,113.9 million and $997.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. The average interest rates earned on the balances declined from 0.18% in 2010 to 0.10% in 2011 and increased to 0.14% in 2012, however these rates were not sufficient to cover banking and transaction fees. The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during the years ended December 31, 2012, 2011 and 2010.

DST's equity in earnings of IFDS U.K. decreased $9.0 million during the year ended December 31, 2012, as compared to 2011, is attributable to costs for new product development initiatives and client conversion activities, partially offset by revenues from new clients. DST's equity in earnings of IFDS U.K. decreased $3.9 million during the year ended December 31, 2011, as compared to 2010, from higher client conversion costs, higher costs associated with new business development initiatives, and the release of an income tax valuation allowance that increased 2010 earnings, partially offset by higher processing revenues from increased account volumes. Accounts serviced by IFDS U.K. were 9.4 million at December 31, 2012, an increase of 1.3 million accounts or 16.0% from December 31, 2011, is attributable to new client conversions. IFDS U.K. is in the process of converting new shareowner processing clients with approximately 0.2 million accounts which are expected to convert by March 31, 2013 and is also in the process of converting new life and pension clients with 0.1 million policies to their new policy system, which are expected to convert by June 30, 2013. New product development and client conversion costs are expected to continue to negatively impact IFDS U.K. earnings. Accounts serviced by IFDS U.K. were 8.1 million at December 31, 2011, an increase of 1.0 million accounts or 14.1% from December 31, 2010.

DST's equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland, and Luxembourg) increased $15.2 million during the year ended December 31, 2012, as compared to 2011, was primarily attributable to IFDS Canada's gain on the sale of its interest in a Canadian real estate partnership which owned the building IFDS Canada and other tenants occupy. DST's equity in earnings of IFDS, L.P. associated with this gain was approximately $14.8 million during 2012. DST's equity in earnings of IFDS L.P. decreased $2.5 million during the year ended December 31, 2011, as compared to 2010, is attributable to reduced earnings at IFDS Ireland associated with increased investments in Percana Ltd., IFDS Ireland's insurance processing subsidiary and a decrease in IFDS Canada earnings attributable to new business development initiatives and higher client conversion related costs. Accounts serviced by IFDS Canada were 11.3 million at December 31, 2012, an increase of 1.2 million accounts or 12% from December 31, 2011. The increase in accounts is attributable to a new client conversion of 1.2 million accounts in fourth quarter 2012. Accounts serviced by IFDS Canada were 10.1 million at December 31, 2011, an increase of 0.6 million accounts or 5.6% from December 31, 2010.

DST's equity in earnings of other unconsolidated affiliates was a gain of $0.1 million during the year ended December 31, 2012, an increase of $4.0 million as compared to 2011, primarily from improved performance at DST's real estate and other affiliates during the year ended December 31, 2012. Equity in earnings of other unconsolidated affiliates was a loss of $3.9 million during the year ended December 31, 2011, a decrease of $3.4 million as compared to 2010, attributable to unfavorable market conditions in 2010 for the Company's broker/dealer investment.

Income taxes

The Company's effective tax rate was 37.6%, 35.0% and 33.4% for the years ended December 31, 2012, 2011and 2010, respectively. The Company's income tax rate for 2012 includes benefits from the favorable IRS resolution of certain research and experimentation credits and domestic manufacturing deduction of $18.3 million and the charitable contribution of appreciated securities of approximately $5 million, partially offset by lower tax credits (foreign tax credits and rehabilitation credits), higher domestic income and increased losses in international subsidiaries for which no current tax benefits exists. The Company's income tax rate for 2011 included benefits from federal rehabilitation and solar panel tax credits, partially offset by increased tax resulting from repatriation of certain international earnings. The Company's income tax rate for 2010 included a benefit from a dividend received deduction on approximately 50% of a $57.7 million cash dividend received from a private equity investment and the release of $2.3 million of international valuation allowances against certain international deferred tax assets, which resulted from the acquisition of dsicmm Group Limited.

The tax rates in each of the three years ended December 31, 2012 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 35% in 2013. The 2013 tax rate can be affected as a result of variances among the estimates and amounts of 2013 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company's assessment of its liability for uncertain tax positions.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues of $1,298.8 million reflect an increase of $118.3 million or 10.0% in 2012 as compared to 2011. Financial Services Segment operating revenues of $1,244.0 million reflect an increase of $105.6 million or 9.3% in 2012 as compared to 2011. Financial Services Segment OOP reimbursement revenues for the year ended December 31, 2012 were $54.8 million, an increase of $12.7 million as compared to 2011. U.S. Financial Services operating revenues increased $90.5 million or 9.0% to $1,098.0 million in 2012 as compared to 2011. International Financial Services operating revenues increased $15.1 million or 11.5% to $146.0 million in 2012 as compared to 2011.

The increase in operating revenues during the year ended December 31, 2012 is primarily attributable to a full year of ALPS in 2012 as compared to two months in 2011. Increases in operating revenues from healthcare processing, brokerage and DST Global Solutions during 2012 were offset by lower operating revenues for mutual fund registered shareowner account servicing. The U.S. operating revenue and OOP reimbursement revenues increased primarily from the acquisition of ALPS.

In 2011, Financial Services Segment total revenues of $1,180.5 million decreased $20.8 million or 1.7% as compared to 2010. Financial Services Segment operating revenues of $1,138.4 million decreased $18.3 million or 1.6% in 2011 as compared to 2010. U.S. Financial Services operating revenues decreased $31.6 million or 3.0% to $1,007.5 million in 2011 as compared to 2010. International Financial Services operating revenues increased $13.3 million or 11.3% to $130.9 million in 2011 as compared to 2010.

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

The decrease in 2011 mutual fund shareowner processing revenues resulted from lower levels of registered accounts serviced, primarily related to subaccounting conversions to non-DST platforms, and the July 2011 loss of a full-service client with 1.1 million registered accounts. Distribution support revenues were higher in 2011 as compared to 2010 from higher volumes.

The following table summarizes changes in registered accounts and subaccounts serviced, (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Registered Accounts
Beginning balance	85.1	99.4	109.9
New client conversions	0.5	0.8	1.7
Subaccounting conversions to DST platforms	(2.8)	(1.0)	(4.6)
Subaccounting conversions to non-DST platforms	(6.3)	(13.4)	(7.7)
Conversions to non-DST platforms	(0.9)	(1.5)
Organic growth	0.1	0.8	0.1

Ending balance	75.7	85.1	99.4

Subaccounts
Beginning balance	14.6	14.3	11.2
New client conversions	0.1
Conversions from non-DST registered platforms	0.3	0.8	2.8
Conversions from DST's registered accounts	2.8	1.0	4.6
Conversions to non-DST platforms	(6.1)	(3.3)	(5.0)
Organic growth	0.7	1.8	0.7

Ending balance	12.4	14.6	14.3

Total	88.1	99.7	113.7

Total shareowner accounts serviced at December 31, 2012 decreased 11.6 million accounts or 11.6% as compared to December 31, 2011. Total shareowner accounts serviced at December 31, 2011 decreased 14.0 million accounts or 12.3% as compared to December 31, 2010.

Registered accounts serviced at December 31, 2012 decreased 9.4 million accounts or 11.0% from December 31, 2011. The decrease in registered accounts is from accounts converting to subaccounting platforms and to non-DST platforms. Registered accounts serviced at December 31, 2011 decreased 14.3 million accounts or 14.4% from December 31, 2010.

Tax-advantaged accounts were 41.4 million at December 31, 2012, a decrease of 1.3 million accounts or 3.0% as compared to December 31, 2011. The decrease in tax-advantaged accounts during 2012 is primarily attributable to the loss of a client affiliated with a competitor of the Company to its in-house platform, certain open accounts held for subsequent investment being purged from the system and organic declines. Tax-advantaged accounts were 42.7 million at December 31, 2011, a decrease of 1.6 million accounts or 3.6% as compared to December 31, 2010. The decrease in tax-advantaged accounts during 2011 is primarily attributable to a full-service client loss, certain open accounts held for subsequent investment being purged from the system and organic declines. Tax-advantaged accounts represent 54.7% of total registered accounts serviced at December 31, 2012 as compared to 50.2% at December 31, 2011.

DST signed a new mutual fund registered account client in January 2013 which is expected to add approximately 0.1 million new accounts in the first quarter 2013. For 2013, DST currently projects total conversions of registered accounts to subaccounts will approximate 5-6 million, of which approximately 30% will convert to DST's subaccounting platform. Projections of registered accounts converting to subaccounts are based on information obtained from DST's clients and are subject to change.

DST Brokerage operating revenues from subaccount processing increased during 2012 as compared to 2011. Subaccounts serviced at December 31, 2012 decreased 2.2 million accounts or 15.1% from December 31, 2011. Subaccounts serviced at December 31, 2011 increased 0.3 million accounts or 2.1% from December 31, 2010. Revenues from subaccounting services are generally based on the number of subaccounts serviced and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required. The Company expects that two new subaccounting clients with approximately 5.4 million new subaccounts, based on current levels, are expected to be converted to DST's platform in the first quarter of 2013. As previously announced, a subaccounting client affiliated with a competitor of the Company converted 6.1 million subaccounts from DST's platform to its in-house platform during 2012.

The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors. Actual results could differ from the Company's estimates.

For the year ended December 31, 2012, ALPS contributed approximately $99.2 million of operating revenue, an increase of $84.6 million from 2011 as a result of higher assets under distribution and administration and the inclusion of a full year of financial results in 2012 versus two months of 2011. The following table summarizes ALPS operating statistics (in billions):

	December 31,
	2012	2011
Assets Under Active Distribution	$61.7	$51.9
Assets Under Administration	101.9	93.6
Assets Under Management	8.3	4.9

DST Retirement Solutions operating revenues during 2012 increased as compared to 2011 primarily from new clients. The following table summarizes changes in defined contribution participants serviced (in millions):

Defined Contribution Participants	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	4.6	4.5	4.2
New client conversions	0.3		0.5
Organic growth (decline)	(0.1)	0.1	(0.2)

Ending balance	4.8	4.6	4.5

Defined contribution ("DC") participants were 4.8 million at December 31, 2012, an increase of 0.2 million participants or 4.3% from December 31, 2011, attributable to new client conversions. DC participants were 4.6 million at December 31, 2011, an increase of 0.1 million participants or 2.2%

from December 31, 2010 attributable to new participants. The Company expects that new client commitments that will convert approximately 1.0 million new participants to DST's platform, of which 0.4 million are expected to convert in first quarter 2013.

DST HealthCare operating revenues increased by 11% during 2012 as compared to 2011 primarily from higher pharmacy claims processed. DST HealthCare operating revenues during 2011 as compared to 2010 decreased from lower volumes of claims processing and lower professional services. Pharmacy claims paid by Argus were 400.8 million for the year ended December 31, 2012, an increase of 38.8 million claims paid or 10.7% as compared to the year ended December 31, 2011. The increase in pharmacy claims paid is associated with new clients, higher volumes processed from existing clients, and increased Medicare and Medicaid members. Pharmacy claims paid by Argus were 362.0 million for the year ended December 31, 2011, a decrease of 18.4 million claims paid or 4.8% as compared to the year ended December 31, 2010. Covered lives using DST Health Solutions' medical claim processing platforms were 23.3 million at December 31, 2012, an increase of 0.7 million lives or 3.1% as compared to December 31, 2011. The increase in covered lives is principally from organic growth within the existing customer base driven by increased Medicaid third party administration processing. DST HealthCare also signed two new full service clients during the fourth quarter, which are expected to increase covered lives processed by approximately 0.1 million in the first quarter 2013. Covered lives decreased 0.3 million or 1.3% during 2011 as compared to 2010.

DST's business process and document management revenues, including revenues associated with AWD, increased during 2012 as compared to 2011 primarily from higher software license revenue. Total active AWD workstations were 207,600, 204,300 and 198,300 at December 31, 2012, 2011 and 2010, respectively.

DST Global Solutions and BlueDoor operating revenues increased during 2012 as compared to 2011. The increase in operating revenues is attributable to increased licenses and support. Increased revenues of DST Global Solutions during 2011 as compared to 2010 primarily reflects the effect of foreign currency exchange rates of $9.6 million, and higher professional services and software license, maintenance and support revenue.

Operating revenues from lost instrument bond surety premiums recorded by Vermont Western Assurance, DST's captive insurance company, increased slightly in 2012 as compared to 2011 attributable to new client volumes. Vermont Western Assurance has an agreement to continue providing lost instrument surety bond coverage to Computershare through 2017.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management—BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing). Operating revenues include approximately $48.9 million of software license fee revenues for the year ended December 31, 2012, an increase of $5.0 million as compared to 2011 from higher software licenses sold at DST Global Solutions. Operating revenues include approximately $43.4 million of software license fee revenues for the year ended December 31, 2011, a decrease of $2.5 million as compared to 2010. The 2011 decrease is primarily due to lower investment management and AWD software licenses. While license revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2012 were $997.7 million, an increase of $131.6 million as compared to 2011. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefit costs, but also include technology related expenditures and reimbursable operating expenses. Reimbursable operating expenses included in costs and expenses were $54.8 million in 2012, an increase of $12.7 million as compared to 2011. Excluding reimbursable operating expenses, costs and expenses were $942.9 million for 2012, an increase of $118.9 million as compared to 2011. On this basis, the increase in costs and expenses during 2012 is primarily from the inclusion of a full year of ALPS and other 2011 business acquisitions, increased employee compensation and benefit costs, incremental new product development costs at DST Brokerage and DST Retirement, increased employee termination expenses and higher deferred compensation plan costs (the effect of which is offset as unrealized gains on trading securities in other income), partially offset by the 2011 restructuring costs to amend a sales / marketing agreement of an acquired business which did not recur in 2012.

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

ALPS may enter into arrangements with broker-dealers or other third parties to sell or market closed-end fund shares. Depending on the arrangement, ALPS may earn distribution fees for marketing and selling the underlying fund shares. Conversely, ALPS may incur distribution expenses, including structuring fees, finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties for marketing and selling underlying fund shares of a closed-end fund sponsored by ALPS. While distribution revenues and expenses are not significant percentages of DST's operating revenues or costs and expenses, they can significantly impact operations and earnings in the period in which they are recognized.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the year ended December 31, 2012 were $92.0 million, an increase of $15.5 million or 20.3% as compared to 2011. The increase in 2012 is primarily the result of $8.0 million of higher amortization expense from intangible assets resulting from a full year of amortization during 2012 from the businesses acquired in 2011 and $5.8 million of asset impairment charges associated with ceasing the development of an insurance processing solution, partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized during 2011.

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

Income from operations

Financial Services Segment income from operations for 2012 was $209.1 million, a decrease of $28.8 million or 12.1% as compared to 2011. The decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement and brokerage), higher employee termination costs, increased intangible asset amortization expense from 2011 acquisitions, higher employee compensation plan costs associated with higher earnings in 2012, partially offset by contributions from the inclusion of ALPS and increased earnings from DST Healthcare.

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

CUSTOMER COMMUNICATIONS SEGMENT (FORMERLY OUTPUT SOLUTIONS SEGMENT)

Revenues

The following tables present the financial results and operating statistics of the Customer Communications Segment (in millions):

	Year Ended December 31,
	2012		2011		2010
	Operating Revenue	Operating Income (Loss)	Operating Revenue	Operating Income (Loss)	Operating Revenue	Operating Income (Loss)
North America	$455.2	$43.5	$430.3	$37.8	$490.2	$84.1
U.K.	194.8	(79.1)	179.5	(16.6)	73.9	(5.3)

Customer Communications Segment	$650.0	$(35.6)	$609.8	$21.2	$564.1	$78.8

	Year Ended December 31,
	2012	2011	2010
Images Produced
North America	9,444.4	9,042.8	10,243.9
U.K.*	2,163.1	2,029.5	857.5

	11,607.5	11,072.3	11,101.4

Packages Mailed
North America	2,185.4	1,999.5	2,102.9
U.K.*	752.4	733.5	149.6

	2,937.8	2,733.0	2,252.5

*
Excludes volumes for dsicmm in 2010.

Customer Communications Segment total revenues were $1,286.7 million and $1,216.8 million for the years ended December 31, 2012 and 2011, respectively. Operating revenues increased $40.2 million or 6.6% to $650.0 million for the year ended December 31, 2012 as compared to 2011. The increase is attributable to the acquisitions of Lateral in August 2011 and Newkirk in May 2011 as well as new clients in the North America, partially offset by lower revenue per package in the U.K.

Customer Communications Segment total revenues were $1,216.8 million and $1,139.9 million for the years ended December 31, 2011 and 2010, respectively. Operating revenues increased $45.7 million or 8.1% to $609.8 million for the year ended December 31, 2011 as compared to 2010. As mentioned in the consolidated revenues section above, Customer Communications received a significant client contract termination payment in 2010. Excluding this client contract termination payment, Customer Communications operating revenues for 2011 increased $110.0 million or 22.0% to $609.8 million, as compared to 2010. On this basis, the increase is attributable to operating revenues from the acquisitions of Lateral Group on August 5, 2011, Newkirk Products on May 2, 2011 and a full year of operating revenues from dsicmm Group which was acquired on July 30, 2010, partially offset by the loss of revenues from the telecommunications and subaccounting clients that terminated their processing contracts in mid-2010.

Customer Communications' North America operating revenues increased $24.9 million or 5.8% to $455.2 million for the year ended December 31, 2012 as compared to 2011. The increase is primarily attributable to revenues from new clients and a full year of revenues from Newkirk in 2012 as compared to eight months in 2011, partially offset by lower volumes from existing clients. Excluding the contract termination payments in 2010 mentioned above, Customer Communications' North America operating revenues increased $4.4 million or 1.0% to $430.3 million for the year ended December 31, 2011 as compared to 2010. On this basis, the increase in operating revenues was primarily attributable to the acquisition of Newkirk, higher fulfillment services revenues, higher postal processing service revenues, new clients and foreign currency exchange effects in Canada which increased operating revenues by approximately $1.9 million, partially offset by lower revenues from client losses and lower volumes from existing clients.

Packages mailed during 2012 from North America were 2.2 billion, an increase of 185.9 million from 2011. North America images produced increased 0.4 billion or 4.4% to 9.4 billion for the year ended December 31, 2012 as compared to 2011. The increase in images and packages during 2012 was attributable to Newkirk and new client volumes. North America images produced decreased 1.2 billion or 11.7% to 9.0 billion for the year ended December 31, 2011 as compared to 2010. The decline in images produced was attributable to the previously mentioned loss of a telecommunications client in April 2010 and from lower images from existing clients, partially offset by images from new clients and the Newkirk acquisition in May 2011.

In 2012, Customer Communications' U.K. operating revenues increased $15.3 million as a result of a full year of operations from the Lateral acquisition, partially offset by lower revenues per package. U.K. images produced during the year ended December 31, 2012 were 2.2 billion, an increase of 6.6% as compared to 2011. U.K. items mailed during the year ended December 31, 2012 were 752.4 million, an increase of 2.6% as compared to 2011.

Customer Communications' U.K. operating revenues increased $105.6 million for the year ended December 31, 2011 as compared to 2010 from the Lateral Group acquisition on August 5, 2011 and from a full year of operating revenues from the dsicmm Group acquisition on July 30, 2010.

Customer Communications Segment OOP reimbursements revenue increased $29.7 million or 4.9% in 2012 as compared to 2011 and increased $31.2 million or 5.4% in 2011 as compared to 2010. The net increase in 2012 was primarily attributable to higher volumes from new clients and volumes from the Lateral and Newkirk acquisitions. The net increase in 2011 was primarily from the acquisitions of Lateral and Newkirk and a full year of dsicmm.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) for the year ended December 31, 2012 increased $66.0 million or 5.7% to $1,214.9 million as compared to 2011. Costs and expenses in the Customer Communications Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $636.7 million during 2012, an increase of $29.7 million or 4.9% as compared to 2011. Excluding reimbursable operating expenses, Segment costs and expenses increased $36.3 million during 2012. On this basis, Customer Communications' U.K. costs and expenses increased $15.8 million due to costs and expenses from a full year of Lateral in 2012, $8.5 million of lease abandonment charges associated with vacating certain leased facilities, and higher material costs associated with higher operating revenues. Customer Communications' North America costs and expenses increased $20.5 million during 2012 as compared to 2011 primarily from higher material costs resulting from higher volumes of operating revenues, higher compensation costs, and higher costs from a full year of Newkirk.

Customer Communications Segment costs and expenses (including OOP costs) for the year ended December 31, 2011 increased $135.6 million or 13.4% to $1,148.9 million as compared to 2010. Reimbursable operating expenses included in costs and expenses were $607.0 million during 2011, an increase of $31.2 million or 5.4% as compared to 2010. Excluding reimbursable operating expenses in 2011 and 2010, employee termination and business development expenses described in the consolidated income from operations section above and costs of $1.5 million related to the contract termination payments mentioned above, costs and expenses increased $107.2 million or 25.0% during 2011 to $536.6 million. On this basis, Customer Communications' U.K. costs and expenses increased $107.1 million due to costs and expenses from the acquisition of Lateral on August 5, 2011, a full year of costs and expenses from the acquisition of dsicmm on July 30, 2010 and costs associated with integrating the U.K. businesses. On this basis, Customer Communications' North America costs and expenses increased $0.1 million primarily from the Newkirk acquisition on May 2, 2011 and a fulfillment business acquired on September 30, 2010, which were partially offset by reductions in staffing levels, lower material costs from lower volumes produced, lower employee healthcare benefit costs and improvements in operating efficiencies.

Depreciation and amortization (including goodwill impairment)

Customer Communications Segment depreciation and amortization was $107.4 million, $46.7 million and $47.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation and amortization in 2012 includes a goodwill impairment of the Customer Communications U.K. reporting unit in the amount of $60.8 million. Excluding this goodwill impairment, depreciation and amortization decreased $0.1 million in 2012 as compared to 2011. On this basis, North America decreased $2.0 million in 2012 as compared to 2011, primarily from lower levels of capital expenditures, partially offset by higher intangible asset amortization from the Newkirk acquisition. On this basis, the U.K. depreciation and amortization increased $1.9 million in 2012 as compared to 2011, attributable to the higher intangible asset amortization from the Lateral acquisition.

Depreciation decreased $1.1 million or 2.3% to $46.7 million in 2011 as compared to 2010. North America decreased $9.8 million in 2011 as compared to 2010. Excluding the asset impairment charge of $3.1 million associated with the client contract termination in 2010, North America depreciation and amortization decreased $6.7 million. On this basis, the decrease is attributable to lower levels of capital expenditures, partially offset by an increase of approximately $0.6 million of intangible asset amortization expense principally associated with the Newkirk acquisition. U.K. depreciation and amortization increased $8.7 million in 2011 as compared to 2010, attributable to the acquisition of

Lateral and a full year of dsicmm, and an increase of $1.3 million of intangible asset amortization expense principally associated with these acquisitions.

Income from operations

Customer Communications Segment loss from operations was $35.6 million for the year ended December 31, 2012, a decrease of $56.8 million compared to 2011. Customer Communications North America income from operations increased $5.7 million and the operating loss from Customer Communications U.K. increased $62.5 million. The increase in Customer Communications North America is from higher operating revenues. The decrease in Customer Communications U.K. is primarily attributable to the $60.8 million goodwill impairment charge and employee termination and lease abandonment costs, partially offset by higher revenues.

Customer Communications Segment income from operations was $21.2 million for the year ended December 31, 2011, a decrease of $57.6 million compared to 2010. Excluding the income from operations impact of the client contract termination payments, employee termination expenses and business development expenses in 2011 and 2010 described above, income from operations increased $0.8 million or 3.1% to $26.5 million as compared to 2010. On this basis, North America income from operations increased $11.1 million in 2011 compared to 2010, attributable to improvements in operating efficiencies, lower staffing levels and lower employee healthcare benefit costs. U.K. income from operations decreased $10.3 million in 2011compared to 2010, attributable to lower than expected revenues, consolidation of facilities and reductions in the workforce to achieve synergies and efficiency.

In January 2012, DST acquired the remaining outstanding shares of Output U.K. from the non-controlling shareholders for $17.7 million, resulting in Output U.K. becoming a wholly-owned subsidiary. The Company believes having Output U.K. as a wholly-owned subsidiary will enable the Company to achieve its goals for Output U.K.

Use of EBITDA

The Company defines Operating EBITDA as earnings from operations before interest expense, income taxes, depreciation and amortization. This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations. As a measure of liquidity, the Company believes Operating EBITDA is useful as an indicator of its ability to generate cash flow. Operating EBITDA, as calculated by the Company, may not be consistent with the computation of EBITDA by other companies. The Company believes a useful measure of the Customer Communications Solutions and Investments and Other Segment's contribution to DST's results is to focus on cash flow and DST's management believes Operating EBITDA is useful for this purpose. A reconciliation of Customer Communications Solutions and Investments and Other Segment income from operations to Operating EBITDA is included in the pages that follow. The non-GAAP adjustments to this reconciliation are used to calculate Adjusted Operating EBITDA and are described in the "Use of Non-GAAP Financial Information" included in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The following table presents Operating EBITDA of the Customer Communications Segment (in millions):

	Year Ended December 31,
	2012	2011	2010
	Operating EBITDA	Operating EBITDA	Operating EBITDA
North America	$74.1	$70.4	$126.4
U.K.	(2.3)	(2.5)	0.2

Customer Communications Segment	$71.8	$67.9	$126.6

For the years ended December 31, 2012, 2011 and 2010, Customer Communications Operating EBITDA was $71.8 million, $67.9 million and $126.6 million, respectively. Excluding the EBITDA impact of the client contract termination payments, leased facility abandonment charges, employee termination expenses and business development costs, Adjusted Operating EBITDA for 2012 was $83.4 million, an increase of $10.2 million or 13.9% compared to 2011, attributable to higher Operating EBITDA in North America from higher operating revenues associated with new clients. The increase in Operating EBITDA for Customer Communications U.K. is due to lower operating expenses resulting from lower facility costs and lower headcount in 2012.

Excluding the EBITDA impact of the client contract termination payments, employee termination expenses and business development costs, Adjusted Operating EBITDA for 2011 increased $2.8 million or 4.0% as compared to 2010, attributable to lower operating expenses in North America, partially offset by decreased Operating EBITDA from the U.K. operations.

The reconciliation of the Customer Communications Segment income from operations to EBITDA as used by management is set forth in the table below (in millions):

	Year Ended December 31,
	2012	2011	2010
Customer Communications Segment income from operations	$(35.6)	$21.2	$78.8
Depreciation and amortization (including goodwill impairment)	107.4	46.7	47.8

Operating EBITDA, before Non-GAAP items	71.8	67.9	126.6
Contract termination payment, net of expenses			(62.8)
Employee termination expenses	8.5	5.1	6.6
Business development expenses	3.1	0.2

Adjusted Operating EBITDA, after Non-GAAP items	$83.4	$73.2	$70.4

Comprised of:
North America	$74.6	74.7	70.2
U.K.	8.8	(1.5)	0.2

	$83.4	$73.2	$70.4

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $59.2 million, $57.9 million and $58.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $58.9 million, $56.3 million and $57.8 million during the years ended December 31, 2012, 2011 and 2010. The increase in operating revenues during 2012 as compared to 2011 is attributable to higher third party rental activities. The decrease in operating revenues during 2011 as compared to 2010 is attributable to lower rental activities.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment however during 2012 and 2010 charitable contributions of State Street securities were made in the amount of $11.0 million and $10.2 million, respectively. Investments and Other Segment costs and expenses increased $9.9 million in 2012 as compared to 2011 and decreased $9.3 million in 2011 as compared to 2010. Excluding the 2012 and 2010 charitable donations, costs and expenses were $36.9 million, $38.0 million and $37.1 million during the years ended December 31, 2012, 2011 and 2010. On this basis, costs and expenses decreased $1.1 million in 2012 as compared to 2011 primarily attributable to lower occupancy costs partially offset by $1.8 million of leased facility abandonment charges in 2012. On the same basis, costs and expenses increased $0.9 million in 2011 as compared to 2010, mostly attributable to the $0.6 million of costs incurred in 2011 related to vacating a leased office building.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $19.6 million, $11.0 million and $10.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation and amortization increased $8.6 million during 2012 as compared to 2011 primarily due to real estate impairments of $9.0 million recorded in 2012. Depreciation and amortization increased $0.2 million during 2011 as compared to 2010.

Income from operations

Investments and Other Segment had a loss from operations of $8.3 million in 2012 and income from operations of $8.9 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Income from operations decreased $17.2 million in during 2012 as compared to 2011, primarily from the charitable contribution of marketable securities, real estate impairment charges and a lease abandonment charge, partially offset by higher operating revenues. Excluding the 2010 charitable contribution mentioned above, income from operations decreased $1.4 million during 2011 as compared to 2010, primarily from the 2011 charge for vacating a leased office building and lower rental revenues.

Review of DST's U.S. Real Estate Holdings

DST's U.S. real estate holdings produced $21.1 million, $18.9 million and $19.0 million of Adjusted Operating EBITDA (defined as operating income plus depreciation and amortization and other non-GAAP adjustments) during the years ended December 31, 2012, 2011 and 2010, respectively.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Year Ended December 31,
	2012	2011	2010
Reported GAAP income (loss) from operations	$(8.3)	$8.9	$0.1
Adjusted to remove:
GAAP income (loss) from non U.S. real estate operations	(12.1)	(1.0)	(10.0)

U.S. Real Estate Operations GAAP income from operations	3.8	9.9	10.1
Adjusted to remove:
Depreciation and amortization	17.4	9.0	8.9

Operating EBITDA, before non-GAAP items	$21.2	$18.9	$19.0
Adjusted to remove:
Gain on sale of real estate	(1.9)
Leased facility abandonment costs	1.8

Adjusted operating EBITDA, after non-GAAP items	$21.1	$18.9	$19.0

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

Description of Non-GAAP Adjustments

The following items, which occurred during the year ended December 31, 2012, have been treated as Non-GAAP adjustments:

  •
  Business advisory expenses associated with an action by the DST Board of Directors retain independent advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio, included in costs and expenses, in the amount of $1.6 million. The income tax benefit associated with these expenses was approximately $0.6 million.

  •
  Employee termination expenses of $17.3 million associated with reductions in workforce in the Financial Services ($14.2 million) and Customer Communications Segment (3.1 million), which were included in costs and expenses. The income tax benefit associated with these costs was approximately $4.2 million.

  •
  Loss accrual of $1.9 million recorded on a dispute related to a 2001 international software development agreement in the Financial Services Segment, which were included in costs and expenses. There was no income tax benefit associated with this charge.

  •
  Leased facility abandonment costs of $11.0 million associated with vacating certain leased facilities in the U.K. that were used by the Customer Communications Segment ($9.2 million) and vacating an office building in California used by the Investments and Other Segment ($1.8 million). The $9.2 million of Customer Communications Segment costs have been included in both costs and expense ($8.5 million) and depreciation expense of ($0.7 million). The $1.8 million of Investments and Other costs have been included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $0.8 million.

  •
  Goodwill impairment of $60.8 million, included in depreciation and amortization in the Customer Communications Segment, associated with a reduction in the estimated fair value of the Customer Communications U.K. reporting unit. There was no income tax benefit associated with this charge.

  •
  Net loss on real estate assets of $7.1 million in the Investments and Other Segment. The Company recorded impairments on real estate assets not currently used in the Company's operations of $9.0 million, which were included in depreciation expense in the Investments and Other Segment. The charge was comprised of impairments in the U.S. of $8.4 million and internationally of $0.6 million. Partially offsetting these impairments charges were net gains on sale of U.S. real estate of $1.9 million which was included as a reduction of costs and expenses. The income tax benefit associated with these net losses was approximately $2.8 million.

  •
  Pretax costs associated with ceasing the development of a processing solution for the insurance market, in the amount of $8.3 million. The costs were comprised of asset impairment charges of $5.8 million, which were included in depreciation and amortization expense, employee termination expenses of $1.9 million and other operating costs of $1.4 million, which were both included in costs and expenses. These costs were partially offset by the recognition of previously deferred IFDS L.P. software license revenues of $0.8 million (DST's share), included in equity in earnings of unconsolidated affiliates, related to the 2011 sale of its Percana software license to DST. The aggregate income tax benefit associated with these net costs is $3.2 million.

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

  •
  Net gain on securities and other investments in the amount of $333.2 million, included in other income, is comprised of cash dividends of $48.4 million and realized gain on sale of private company investment of $138.7 million received in May 2012 and net gains on the disposition of securities and other investments of $146.1 million. The $146.1 million of net gains on securities and other investments was comprised of net realized gains from sales of available-for-sale securities of $139.2 million and net gains on private equity funds and other investments of $9.3 million, partially offset by other than temporary impairments on available-for-sale securities of $2.4 million. The aggregate income tax expense associated with the private company dividend and net gain on securities and other investments was approximately $125.2 million.

  •
  Net gain from unconsolidated affiliates of $11.1 million, included in equity in earnings of unconsolidated affiliates, is comprised of a $14.8 million gain from the disposition of a Canadian real estate partnership with IFDS Canada and a gain of $0.4 million from the receipt of a cash distribution from a previously impaired investment, which was partially offset by impairments of other unconsolidated affiliates of $4.1 million related to real estate and other assets. The aggregate income tax expense associated with this net gain was approximately $1.9 million.

  •
  Income tax benefits of approximately $18.3 million, resulting from the resolution of research and experimentation credits ($16.0 million) and domestic manufacturing deduction credits under Internal Revenue Code 199 ($2.3 million).

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

  •
  Employee termination expenses of $6.4 million associated with reductions in workforce in the Financial Services Segment ($1.3 million) and the Customer Communications Segment ($5.1 million), which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $2.4 million. $1.0 million of the costs of Customer Communications Segment were incurred by Output U.K., a consolidated but not wholly-owned subsidiary of DST. Accordingly, a portion of this cost ($0.2 million) was attributable to the non-controlling interest.

  •
  Business development expenses (legal, accounting, investment banking and other professional fees) associated with business acquisitions, included in costs and expenses, in the amount of $3.3 million ($3.1 million in Financial Services and $0.2 million in Customer Communications). The income tax benefit associated with these expenses was approximately $1.4 million.

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

  •
  Contract termination payment, net of termination benefit expenses and asset impairment charges resulting from the termination of a Customer Communications telecommunications client, in the amount of $59.7 million. The net contract termination gain was comprised of operating revenues of $64.3 million, partially offset by termination benefit expenses of $1.5 million that were included in Costs and expenses and asset impairment charges of $3.1 million which are included in Depreciation and amortization expense. The aggregate income tax expense associated with this net contract termination gain was approximately $23.3 million.

  •
  Termination benefit expenses of $20.9 million associated with reductions in workforce in the Financial Services Segment ($14.3 million) and the Customer Communications Segment ($6.6 million), which were included in Costs and expenses. The aggregate income tax benefit associated with these costs was approximately $8.2 million.

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

  •
  An income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) resulting from the acquisition of dsicmm Group. Output U.K. was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR
CERTAIN NON-GAAP ITEMS
Year Ended December 31,
(in millions, except per share amounts)

	2012
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$157.3	$519.5	$324.0	$324.0	$7.08
Adjusted to remove:
Included in operating income:
Business advisory expenses—Financial Services	1.6	1.6	1.0	1.0	0.02
Employee termination expenses—Financial Services	14.2	14.2	10.6	10.6	0.23
Employee termination expenses—Customer Communications	3.1	3.1	2.5	2.5	0.06
Loss accrual—Financial Services	1.9	1.9	1.9	1.9	0.04
Leased facility abandonment costs—Customer Communications	9.2	9.2	9.1	9.1	0.20
Leased facility abandonment costs—Investments & Other	1.8	1.8	1.1	1.1	0.02
Impairment of goodwill—Customer Communications	60.8	60.8	60.8	60.8	1.33
Net loss on real estate assets—Investments & Other	7.1	7.1	4.3	4.3	0.09
Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business—Financial Services	9.1	8.3	5.1	5.1	0.11
Charitable contribution of securities—Investments & Other	11.0	2.1	(2.9)	(2.9)	(0.06)
Included in non-operating income:
Net gain on securities and other investments		(333.2)	(208.0)	(208.0)	(4.54)
Net gain from unconsolidated affiliates		(11.1)	(9.2)	(9.2)	(0.20)
Income tax refund claims			(18.3)	(18.3)	(0.40)

Adjusted Non-GAAP income	$277.1	$285.3	$182.0	$182.0	$3.98

	2011
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$260.1	$274.0	$178.2	$183.1	$3.95
Adjusted to remove:
Included in operating income:
Contract termination payment, net—Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses—Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses—Customer Communications	5.1	5.1	3.2	3.0	0.06
Business development expenses—Financial Services	3.1	3.1	1.8	1.8	0.04
Business development expenses—Customer Communications	0.2	0.2	0.1	0.1
Business advisory expenses—Financial Services	1.8	1.8	1.1	1.1	0.02
Restructuring cost to amend sales / marketing agreements—Financial Services	7.3	7.3	4.4	4.4	0.10
Loss accrual—Financial Services	3.5	3.5	3.5	3.5	0.08
Included in non-operating income:
Net gain on securities and other investments		(17.2)	(10.5)	(10.5)	(0.23)
Net loss on repurchase of convertible debentures		1.2	0.8	0.8	0.02
Employee termination expenses at unconsolidated affiliate		2.6	2.3	2.3	0.05
Impairment of unconsolidated affiliate		0.7	0.5	0.5	0.01

Adjusted Non-GAAP income	$280.4	$281.6	$185.0	$189.7	$4.09

Note:
See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

*
DST Earnings has been defined as "Net income attributable to DST Systems, Inc." (taking into account the net loss attributable to non-controlling interest).

	2010
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$344.6	$476.6	$317.5	$318.5	$6.73
Adjusted to remove:
Included in non-operating income:
Contract termination payment, net—Financial Services	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net—Customer Communications	(59.7)	(59.7)	(36.4)	(36.4)	(0.77)
Employee termination expenses—Financial Services	14.3	14.3	8.7	8.7	0.18
Employee termination expenses—Customer Communications	6.6	6.6	4.0	4.0	0.09
Included in operating income and non-operating income:
Net gain on the disposition of securities and other investments	10.2	(60.6)	(40.9)	(40.9)	(0.87)
Included in non-operating income:
Dividend from a private equity investment		(54.7)	(42.1)	(42.1)	(0.89)
Net loss on repurchase of convertible debentures		6.4	4.0	4.0	0.09
Release of international income tax valuation allowance			(2.3)	(1.6)	(0.03)

Adjusted Non-GAAP income	$308.5	$321.4	$207.9	$209.6	$4.43

Note:
See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

*
DST Earnings has been defined as "Net income attributable to DST Systems, Inc." (after non-controlling interest).

Management's Analysis of Non-GAAP Results for 2012, 2011 and 2010

Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $3.98, $4.09 and $4.43 during the years ended December 31, 2012, 2011 and 2010, respectively. Management's discussion of the Company's "Results of Operations" and "Year to Year Business Segment Comparisons" in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above. In addition, non-GAAP diluted earnings per share is impacted by changes in average diluted shares outstanding which were 45.8 million, 46.3 million and 47.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in non-GAAP diluted earnings per share for the year ended December 31, 2012 as compared to 2011, is attributable to decreased Financial Services Segment income from operations, higher costs associated with new business initiatives, decreased mutual fund registered accounts and from decreased equity in earnings of unconsolidated affiliates resulting from higher new product development and new client conversion expenses. The decrease in non-GAAP diluted earnings per share for the year ended December 31, 2011 as compared to 2010 is attributable to the decreased Financial Services Segment income from operations resulting from decreased operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company's primary source of liquidity has historically been cash provided by operations. In addition, the Company has used returns on the sale of investments to fund other investment and financing activities. During the year ended December 31, 2012, the Company has received significant proceeds from the sale of investments, including $138.7 million from the sale of a portion of the Company's shares in a private company investment, $127.4 million from the sale of the Company's remaining shares in Computershare Ltd., $41.0 million from the sale of the Company's interest in Euronet Worldwide, and $35.7 million from the sale of a portion of the Company's shares in State Street. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments. Information on the Company's consolidated cash flows for the years ended December 31, 2012 and 2011 is presented in the Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

Cash flows provided by operating activities were $216.0 million, $404.3 million and $354.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had $88.3 million, $40.9 million and $139.8 million of cash and cash equivalents at December 31, 2012, 2011 and 2010, respectively. The $188.3 million net decrease in operating cash flows during 2012 as compared to 2011 is primarily attributable to income taxes paid on investment gains, utilization of a BFDS prepayment for 2012 services received in 2011 and prepayment for a multi-year software license agreement for DST's data centers. These decreases are partially offset by after tax proceeds from the private company dividend. During the year ended December 31, 2012, the Company has received significant proceeds from the sale of investments. The proceeds from these investment sales are included in investing activities, but the income taxes paid on these investment gains are required to be treated as an operating cash outflow. The table below presents operating cash flows, as adjusted for these items (in millions):

	Year Ended December 31,
	2012	2011	2010
Operating Cash Flows, as reported	$216.0	$404.3	$354.7
Adjustments:
Taxes paid on security gains	78.9	6.0	24.0
Dividends on private company investment, net	(30.5)		(34.5)
Deferred revenue from BFDS	40.0	(40.0)
Prepayment for software services	35.0

Operating Cash Flows, as adjusted	$339.4	$370.3	$344.2

The significant working capital changes during 2012 as compared to 2011 include deferred revenues and gains, accounts payable and accrued liabilities, other assets and accounts receivable, partially offset by income taxes payable. Deferred revenues and gains decreased $33.7 million during 2012, as compared to an increase in deferred revenues of $38.3 million during 2011, a net decrease in working capital of $72.0 million, mostly attributable to the receipt of $40 million from BFDS in 2011 as a partial prepayment of processing services provided by DST in 2012. Accounts payable and accrued liabilities decreased by approximately $14.5 million during the year ended December 31, 2012 as compared to an increase of $28.0 million during year ended December 31, 2011, a net decrease in working capital of $42.5 million. During the year ended December 31, 2012, the Company made a prepayment for software services that will be used over multiple years. The prepayment resulted in an increase in other assets of approximately $24.3 million during 2012, but caused a $36.8 million decrease in working capital. Accounts receivable increased $34.1 million during the year ended December 31, 2012, as compared to a decrease of $11.0 million during 2011, a net decrease in working capital of $45.1 million. These working capital decreases were partially offset by increases in income taxes payable during the year ended December 31, 2012 as compared to the 2011, attributable to the timing of tax payments on 2012 investment sales.

Operating cash flows during 2012 resulted principally from net income of $324.0 million, changes in working capital described above and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense (including goodwill impairment) of $216.4 million, amortization of share-based compensation of $25.5 million and equity in earnings of unconsolidated affiliates of $32.2 million.

Operating cash flows increased by $49.6 million during 2011 as compared to 2010, however, cash flows provided by operating activities during 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company's January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings. At December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows. Cash flows after January 1, 2010 associated with the accounts receivable securitization program are presented as financing activities.

Absent the increase in accounts receivable in 2010 associated with the adoption of the new accounting guidance described above, operating cash flows decreased $75.4 million to $404.3 million during 2011 as compared to 2010. On this basis, the decrease in operating cash flows during 2011 is attributable to lower earnings in 2011, partially offset by an increase in deferred revenue of $38.3 million, mostly attributable to the receipt of $40.0 million from BFDS in 2011 as a partial prepayment of processing services to be provided by DST in 2012. Contributing to the decrease in net income for 2011 were the absence of significant contract termination payments received in 2010 of approximately $73.4 million ($64.3 million in Customer Communications and $9.1 million in Financial Services) and $57.7 million of cash dividends received in 2010 from a private equity investment.

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

Software Development and Maintenance

The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The following table summarizes software development and maintenance and enhancements to the Company's proprietary systems and software products, which include capitalized software development capital expenditures (in millions):

	Year Ended December 31,
	2012	2011	2010
Software development, maintenance and enhancements	$159.6	$162.6	$162.1

Capitalized software development costs	$30.9	$31.4	$27.8

Investing Activities

Cash flows provided by investing activities were $177.7 million for the year ended December 31, 2012 as compared to cash flows used by investing activities of $345.0 million and $292.0 million for the years ended December 31, 2011 and 2010, respectively. The $522.7 million increase in investing activities during 2012 as compared to 2011 is attributable to cash inflows for net investment activities (proceeds from sale net of investments in securities) of $381.3 million as compared to cash outflows of $49.4 million in 2011, the absence of acquisitions of businesses of $365.4 million in 2012, which is partially offset by lower cash flows in 2012 from restricted cash to satisfy client fund obligations of $277.7 million and higher capital expenditures of $14.4 million.

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

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Year Ended December 31,
	2012	2011	2010
Financial Services Segment	$59.8	$51.1	$57.9
Output Solutions Segment	34.0	23.6	24.1
Investments and Other Segment	4.2	8.9	10.9

	$98.0	$83.6	$92.9

Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $31.2 million, $31.4 million and $27.8 million in 2012, 2011 and 2010, respectively. In addition, during 2012, 2011 and 2010, the Company purchased approximately $8.9 million, $9.1 million and $3.8 million, respectively, of electronic data processing equipment with promissory notes. Capital expenditures using promissory notes are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, the Company's equipment credit facility, or draws from bank lines of credit, as required.

Investments and Other Segment capital expenditures are primarily buildings and building improvements. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $302.5 million, $423.5 million and $292.8 million of investments in securities in 2012, 2011 and 2010, respectively. The Company made advances to unconsolidated affiliates of $0.5 million in 2011, and received proceeds from unconsolidated affiliates of $1.1 million and $6.7 million during the years ended December 31, 2012, and 2010, respectively. During 2012, 2011 and 2010, the Company received $683.8 million, $374.1 million and $284.1 million, respectively, from the sale/maturities of investments. Included in the $683.8 million of proceeds from sale/maturities of investments is $138.7 million from pre-tax proceeds associated with the privately-held investment described above and from the sale of Computershare, Euronet Worldwide and State Street stock.

Funds Held on Behalf of Clients

Funds held on behalf of clients amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients. The $126.9 million investing cash flow increase during 2012 is primarily attributable to higher Argus client funds held. The $150.8 million outflow in funds held on behalf of clients during 2011 is mostly attributable to lower Argus client funds held.

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

During 2010, the Company acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of Output U.K. stock. The Company also acquired a small fulfillment company, Capital Fulfillment Group, that is part of the Customer Communications Segment.

Financing Activities

Cash flows used in financing activities totaled $346.3 million, $158.2 million and $29.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net cash flows used in financing activities during 2012 as compared to 2011 is primarily attributable to higher repayments of revolving credit facilities of $361.6 million, partially offset by lower net cash outflows in 2012 on client fund obligations of $268.0 million, lower repurchases of common stock of $70.2 million and lower repurchases of convertible debentures of $12.5 million. During the year ended December 31, 2012, cash outflows were from net repayments under the revolving credit facilities of $361.6 million primarily from proceeds received from the sale of a privately-held investment and dividend and the sale of Computershare Ltd. , Euronet Worldwide and State Street Corporation stock, share repurchase activities of $104.5 million, payment of cash dividends of $36.0 million and the purchase of the remaining non-controlling interest in DST Output U.K. of $17.7 million, which were partially offset by proceeds received from the issuance of common stock of $61.9 million.

The increase in cash flows used in financing activities during 2011 is attributable to a decrease in client fund obligations which resulted in a cash outflow of $141.8 million as compared to an increase in client fund obligations in 2010 which resulted in a cash inflow of $198.4 million. Proceeds of $125.0 million from the term loan facility used to partially fund the ALPS acquisition and from stock option exercises of $64.8 million were more than offset by common stock repurchased and dividends paid.

Common Stock Issuances and Repurchases

The Company received proceeds of $61.9 million, $64.8 million and $16.1 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2012, 2011 and 2010, respectively.

On January 30, 2013, The Board of Directors authorized a $250.0 million share repurchase plan, which replaces the Company's existing share repurchase plan, under which DST had 715,700 shares outstanding as of that date. The plan, as amended, allows, but does not require the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

Under the previous share repurchase plans, the Company expended $73.7 million for approximately 1.3 million shares, $135.4 million for approximately 3.0 million shares and $116.6 million for approximately 2.9 million shares during the years ended December 31, 2012, 2011, and 2010, respectively.

Dividends

In 2012, 2011 and 2010, DST paid cash dividends at $0.80 per common share, $0.70 per common share, and $0.60 per common share, respectively. The aggregate amount of the cash dividends paid in 2011 and 2010 was $31.6 million and $28.2 million, respectively. The total 2012 dividend was $37.6 million, of which $36.0 million was paid in cash. The remaining amount of the 2012 dividend represents dividend equivalent share of restricted stock units in lieu of the cash dividend.

On January 30, 2013, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per share on its common stock, payable on March 15, 2013, to shareholders of record at the close of business on February 19, 2013.

Client Funds Obligations

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $442.7 million, $315.2 million and $474.7 million of client funds obligations at December 31, 2012, 2011 and 2010, respectively.

Debt Activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities, loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,011.6 million, $1,380.3 million and $1,209.4 million of debt outstanding at December 31, 2012, 2011 and 2010, respectively, a decrease of $368.7 million during 2012 and an increase of $170.9 million during 2011. The 2011 increase in debt is attributable to the 2011 business acquisitions, partially offset by cash flows from operations. Excluding the $125.0 million increase in debt from the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt, which increased debt by $125.0 million from December 31, 2009, total debt decreased $137.5 million in 2010. On this basis, the decrease in debt is attributable to repurchases of $498.5 million of senior convertible debentures, which were financed in part by the issuance of $370.0 million of unsecured senior notes.

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2012	2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	14.5	16.6
Equipment credit facilities	12.0	10.0
Real estate credit agreement	101.7	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	90.1	86.5
Revolving credit facilities	31.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	114.9	156.7
Other indebtedness	17.3	47.0

	1,011.6	1,380.3
Less current portion of debt	519.4	320.8

Long-term debt	$492.2	$1,059.5

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank. The maximum amount that can be outstanding under this program is $150 million. On May 17, 2012, the Company renewed its accounts receivable securitization program. The facility will expire by its terms on May 16, 2013.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the bank. DST retains servicing responsibility over the receivables. The program contains customary restrictive covenants as well as customary events of default.

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

At both December 31, 2012 and 2011, the outstanding amount of undivided interests in the receivables held by the bank was $135.0 million. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million (resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows) and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million (resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows). During the years ended December 31, 2012, 2011, and 2010 total proceeds from the accounts receivable securitization program were approximately $917.4 million, $924.1 million and $915.4 million and total repayments were approximately $917.4 million, $914.1 million and $915.4 million, respectively, which comprise the net cash flow in the financing section of the Consolidated Statement of Cash Flows.

Aggregate transfers of undivided interests in the receivables from the SPE to the bank were $1,665.7 million and $1,720.2 million for the years ended December 31, 2012 and 2011, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program are included in interest expense on the Consolidated Statement of Income. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2012 under the real estate notes and equipment notes was $13.8 million and $0.7 million, respectively. Included in the real estate notes payable as of December 31, 2012 is a $9.3 million real estate mortgage entered into by Output U.K. in July 2011, which is secured by real estate in Bristol U.K. The loan, denominated in British Pounds, requires quarterly principal payments and matures in July 2018. At December 31, 2012 and 2011, the outstanding balances under this note payable were $7.9 million and $8.3 million, respectively. The remaining real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate and equipment borrowings are generally fixed. Fixed rates range from 4.5% to 6.0%. The loans are secured by real property and assets owned by the Company.

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this credit facility expired on June 30, 2010. The maturity date for each loan drawn under this facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amounts under this credit facility at December 31, 2012 and 2011 were $0.4 million and $1.8 million, respectively.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new equipment credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this new equipment credit facility expired on December 31, 2012. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amounts at December 31, 2012 and 2011 under the new equipment credit facility were $11.6 million and $8.2 million, respectively.

Real estate credit agreement and interest rate swap

Certain subsidiaries of DST entered into a real estate credit agreement with a syndicate of lenders. The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million. Upon closing of the facility in September 2008, $115.0 million was advanced to DST. The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets. The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST. Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20-year amortization schedule. Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed. Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The balance of the loan is due on September 16, 2013, the maturity date for the credit facility.

In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on its syndicated real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010. This interest rate swap qualifies as a derivative instrument.

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive variable, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2012 and 2011, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $2.3 million and $4.3 million, respectively, which is included in other liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2012 and 2011, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank to partially fund the acquisition of ALPS which was completed on October 31, 2011. The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company's real estate credit agreement is not repaid or refinanced. The facility contains customary restrictive covenants, as well as customary events of default. Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur. Amounts prepaid may not be reborrowed.

Convertible senior debentures

During 2009, DST exchanged its outstanding Series A convertible senior debentures for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2010, the Company had $94.1 million Series C senior convertible debentures outstanding. During 2011, the Company repurchased $11.4 million of the Series C debentures and recorded a net loss of $1.2 million on these transactions. At December 31, 2012 and 2011, the Company had $90.1 million and $86.5 million of Series C senior convertible debentures outstanding, respectively.

The Series C debentures required regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semi-annually in arrears on February 15 until August 15, 2010. Beginning August 15, 2010, the Company does not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to approximately $1,700, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C debentures at any time (upon not less than 30 nor more than 60 days' notice before the redemption date) at a redemption price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the Series C debentures on August 15, 2014, 2015 and 2020 at a purchase price equal to the accreted principal amount of the Series C debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series C debentures on August 15, 2014, the Company will pay the purchase price in cash. For purchases of Series C debentures on August 15, 2015 and 2020 and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.

The Series C debentures are convertible under specified circumstances into shares of the Company's common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events. The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013. The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2012 and 2011.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement, as amended, provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2015. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $1.1 million and $328.3 million at December 31, 2012 and 2011, respectively.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2013. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 1.4%. Commitment fees of 0.25% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. Amounts borrowed on this line of credit were $30.0 million at December 31, 2012. There were no amounts outstanding at December 31, 2011.

One of the Company's subsidiaries maintains a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2012 and 2011. This facility is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has a revolving credit facility in the amount of $5.0 million denominated in Canadian Dollars, at variable rates of interest based on the Bank's base rate plus 0.25% per annum. There were no amounts outstanding at December 31, 2012 and 2011. The Company has an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus an applicable margin. Interest is payable monthly. No amounts were drawn on this facility during 2012 and 2011. One of the Company's foreign subsidiaries has an overdraft credit facility that provides for borrowings of up to $8.1 million, denominated in British Pounds, at variable rates of interest based on the Bank's base rate plus 1.5% per annum. The overdraft credit facility is subject to renewal on November 14, 2013. There were no amounts outstanding at December 31, 2012 and 2011.

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

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). Interest on the Senior Notes is payable semi-annually on February 9 and August 9 of each year, commencing February 9, 2011. The Company may prepay the Senior Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a "make-whole" prepayment premium. The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any "Change in Control", as defined in the Agreement.

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

Related party credit agreements

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $630 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $630 million syndicated line of credit facility. The amount outstanding under this loan agreement was $107.0 million and $140.0 million at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense related to this loan of $2.5 million, $2.7 million and $2.0 million, respectively.

In 2011, DST's Output U.K. subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited ("IFDS U.K."). The agreement provides for unsecured revolving borrowings by Output U.K. and matures on December 31, 2015. IFDS U.K. may demand a prepayment of the loan by Output U.K. at any time upon completion of a notice period. The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly. There were no amounts outstanding under this loan at December 31, 2012 and there was $6.2 million outstanding at December 31, 2011.

As mentioned above, DST acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan that is payable over five years and matures in September 2016. The amounts outstanding at December 31, 2012 and 2011 were $7.9 million and $10.5 million, respectively.

Other indebtedness

Other indebtedness is mostly comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011. The dsicmm credit agreement was repaid during 2012.

Other indebtedness also included a borrowing arrangement denominated in British Pounds between Output U.K. and a bank that was secured by accounts receivable of Output U.K. The amount outstanding under this arrangement at December 31, 2011 was $21.0 million. This arrangement was repaid in 2012. During the years ended December 31, 2012 and 2011, proceeds received from this loan were $143.0 million and $234.5 million, and total repayments were $164.3 million and $238.9 million, respectively, which have been included in net payments on revolving credit facilities in the Consolidated Statement of Cash Flows.

The primary debt obligations assumed from business combinations prior to 2010 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$1,011.6	$519.4	$150.0	$113.2	$229.0
Operating lease obligations	148.5	30.6	44.4	33.1	40.4
Software license agreements	154.2	53.7	54.0	46.5
Income tax uncertainties	76.4		76.4
Private equity fund capital commitments	12.4	9.3	3.1
Other	22.1	8.8	12.0	0.5	0.8

	$1,425.2	$621.8	$339.9	$193.3	$270.2

Interest obligations on the Company's secured promissory notes, convertible senior debentures, revolving credit facilities and senior notes are not included in the table above. Related to the secured promissory notes (both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 4.5% to 6.0%. The Series C convertible senior debentures accrete at a rate of 4.125% per annum and have interest payments contingent on the trading price of the debenture. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes, $105 million of 4.86% Series B Senior Notes, $65 million of 5.06% Series C Senior Notes and $160 million of 5.42% Series D Senior Notes.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

The Company is a limited partner in various private equity funds. At December 31, 2012 and 2011, the carrying value of these investments was approximately $231.4 million and $221.5 million, respectively. The Company has future capital commitments related to these private equity fund investments in the amount of $12.4 million. Although the exact timing of these investment contributions is uncertain, the Company has estimated the potential timing of these contributions in the table above based on information provided by the investment advisors.

The Company has income tax uncertainties in the amount of $76.4 million at December 31, 2012. These obligations are classified as non-current on the Company's Consolidated Balance Sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters may take more than one year to resolve as reflected on the table above, however, the ultimate timing of resolution is uncertain.

Company's Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $611.5 million at December 31, 2012) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments. In addition, at December 31, 2012, the Company had approximately $689.5 million of availability under its domestic revolving credit facilities. The following credit facilities with outstanding amounts as of December 31, 2012 are scheduled to mature in 2013: revolving line of credit with BFDS, in the amount of $107.0 million will mature on July 1, 2013; syndicated real estate credit agreement in the amount of $101.7 million will mature on September 16, 2013 and the term loan credit facility in the amount of $125.0 million will mature on October 28, 2013. In addition, beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures, in the amount of $90.1 million as of December 31, 2012. The Company is continuing to evaluate its option to redeem. The Company intends to utilize funds from operations, investing activities and the existing syndicated line of credit to repay the related party revolving credit facility with BFDS, the syndicated real estate credit agreement and the term loan credit facility at maturity. The Company plans to renew the $150.0 million accounts receivable securities program in May 2013.

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

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2012	2011	2010
DST's operating revenues from unconsolidated affiliates	$153.4	$162.0	$169.0

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$21.5	$11.2	$7.2

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(5.5)	$(6.3)	$(2.6)

Net proceeds received by DST from unconsolidated affiliates	$6.4	$16.1	$3.8

	December 31,
	2012		2011
Amounts receivable to DST from advances to unconsolidated affiliates		$11.4	$12.2
Trade accounts receivable to DST from unconsolidated affiliates		17.1	17.0

Amounts receivable to DST from unconsolidated affiliates		$28.5	$29.2

Amounts payable by DST to unconsolidated affiliates*		$2.2	$5.3

Deferred revenue by DST from unconsolidated affiliates**	$		$40.0

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on June 30, 2013. At December 31, 2012 and 2011, total borrowings on the loan were $29.1 million and $30.5 million, respectively and the Company's guarantee totaled $1.5 million for both December 31, 2012 and 2011.

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

At December 31, 2012 and 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and Customer Communications volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Comprehensive income

The Company's comprehensive income totaled $303.0 million, $109.6 million and $317.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Comprehensive income consists of net income of $324.0 million, $183.1 million and $318.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and other comprehensive loss of $21.0 million, $73.5 million and $1.2 million in 2012, 2011 and 2010, respectively. Other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company's proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At December 31, 2012, the Company's available-for-sale securities had gross unrealized holding losses of $1.9 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2012 are other than temporary.

The Company recorded unrealized losses on available for sale securities of $2.4 million, $3.8 million and $1.3 million during the years ended December 31, 2012, 2011 and 2010, respectively, which the Company believed were other than temporary. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $8.3 million, $1.7 million and $1.7 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Derivative and Hedging Activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2012 and 2011, the Company's forward starting interest rate swap associated with the syndicated real estate credit agreement had a fair value of $2.3 million and $4.3 million liability, respectively.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2012 was approximately $611.5 million. The impact of a 10% change in fair value of these investments would be approximately $37.9 million to comprehensive income. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients. The balances maintained in the bank accounts are subject to fluctuation. For the year ended December 31, 2012, the Company and BFDS had average daily cash balances of approximately $1.7 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.9 million of net income (loss).

At December 31, 2012, the Company had $1,011.6 billion of debt, of which $410.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

Foreign currency exchange rate risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2012, the Company's international subsidiaries had approximately $214.2 million in total assets and for the year ended December 31, 2012, these international subsidiaries produced approximately $2.0 million of income, excluding a non-cash goodwill impairment charge, real estate impairments and lease termination costs of $69.6 million in aggregate. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $21.4 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income for 2012 by approximately $0.2 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Kansas City, Missouri
March 1, 2013

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$88.3	$40.9
Funds held on behalf of clients	398.9	272.6
Client funding receivable	43.8	42.6
Accounts receivable (includes related party receivables of $17.1 and $17.0)	360.5	325.2
Deferred income taxes	11.4	8.4
Other assets	51.4	77.2

	954.3	766.9
Investments	922.1	1,072.8
Unconsolidated affiliates	403.0	370.8
Properties	475.0	523.9
Intangible assets	152.7	169.0
Goodwill	422.1	487.0
Other assets	63.3	38.2

Total assets	$3,392.5	$3,428.6

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$519.4	$320.8
Client funds obligations	442.7	315.2
Accounts payable	94.1	106.7
Accrued compensation and benefits	140.0	119.6
Deferred revenues and gains	67.6	101.3
Income taxes payable	9.5
Other liabilities	105.2	110.1

	1,378.5	1,073.7
Long-term debt	492.2	1,059.5
Income taxes payable	76.4	60.7
Deferred income taxes	296.2	326.5
Other liabilities	69.5	72.5

Total liabilities	2,312.8	2,592.9

Commitments and contingencies (Note 15)
Equity
DST Systems, Inc. stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	234.3	246.0
Retained earnings	3,477.7	3,191.3
Treasury stock, at cost	(2,890.1)	(2,896.1)
Accumulated other comprehensive income	256.8	277.8

Total DST Systems, Inc. stockholders' equity	1,079.7	820.0
Non-controlling interest		15.7

Total equity	1,079.7	835.7

Total liabilities and equity	$3,392.5	$3,428.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating revenues	$1,892.4	$1,744.0	$1,713.6
Out-of-pocket reimbursements	684.2	644.7	614.9

Total revenues (includes related party revenues of $183.4, $192.0 and $202.6)	2,576.6	2,388.7	2,328.5
Costs and expenses	2,202.9	1,997.0	1,848.5
Depreciation and amortization (including goodwill impairment)	216.4	131.6	135.4

Income from operations	157.3	260.1	344.6
Interest expense	(43.5)	(46.5)	(46.1)
Other income, net	373.5	38.7	141.7
Equity in earnings of unconsolidated affiliates	32.2	21.7	36.4

Income before income taxes and non-controlling interest	519.5	274.0	476.6
Income taxes	195.5	95.8	159.1

Net income	324.0	178.2	317.5
Net loss attributable to non-controlling interest		4.9	1.0

Net income attributable to DST Systems, Inc.	$324.0	$183.1	$318.5

Average common shares outstanding	44.9	45.7	46.9
Average diluted shares outstanding	45.8	46.3	47.3
Basic earnings per share	$7.22	$4.01	$6.78
Diluted earnings per share	$7.08	$3.95	$6.73
Cash dividends per share of common stock	$0.80	$0.70	$0.60

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Comprehensive Income

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income attributable to DST Systems, Inc.	$324.0	$183.1	$318.5

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	78.4	(63.1)	38.9
Proportional share of unconsolidated affiliate interest rate swap		1.2	1.9
Unrealized gain (loss) on interest rate swaps	1.2	0.4	(1.9)

	79.6	(61.5)	38.9
Reclassification adjustments for net (gains) losses included in net income	(88.9)	(11.0)	(40.1)

Subtotal, net of taxes of $5.5, $46.1 and $0.9	(9.3)	(72.5)	(1.2)
Foreign currency translation adjustments, net of taxes of $8.5, $0.1, and $2.5	(11.7)	(1.0)

Other comprehensive income (loss), net of tax	(21.0)	(73.5)	(1.2)

Comprehensive income	$303.0	$109.6	$317.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Equity

(in millions)

	Common Stock
						Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Non- Controlling Interest		Total Equity
December 31, 2009	49.2	$1.0	$235.6	$2,749.6	$(2,704.3)	$352.5	$		$634.4
Comprehensive income:
Net income attributable to DST Systems, Inc.				318.5					318.5
Net loss attributable to non-controlling interests								(1.0)	(1.0)
Other comprehensive loss						(1.2)			(1.2)
Dividends			0.1	(28.3)					(28.2)
Amortization of share based compensation			20.2						20.2
Issuance of common stock	0.5		(8.2)		26.6				18.4
Repurchase of common stock	(3.4)				(137.7)				(137.7)
Exchange of non-controlling interest								22.2	22.2

December 31, 2010	46.3	1.0	247.7	3,039.8	(2,815.4)	351.3		21.2	845.6
Comprehensive income:
Net income attributable to DST Systems, Inc.				183.1					183.1
Net loss attributable to non-controlling interests								(4.9)	(4.9)
Other comprehensive loss						(73.5)			(73.5)
Dividends			0.1	(31.6)					(31.5)
Amortization of share based compensation			20.5						20.5
Issuance of common stock	1.6		(26.1)		94.0				67.9
Repurchase of common stock	(3.8)				(174.7)				(174.7)
Other			3.8					(0.6)	3.2

December 31, 2011	44.1	1.0	246.0	3,191.3	(2,896.1)	277.8		15.7	835.7
Comprehensive income:
Net income attributable to DST Systems, Inc.				324.0					324.0
Other comprehensive income (loss)						(21.0)			(21.0)
Dividends			1.6	(37.6)					(36.0)
Amortization of share based compensation			25.5						25.5
Issuance of common stock	2.0		(37.1)		110.5				73.4
Repurchase of common stock	(1.8)				(104.5)				(104.5)
Exchange of non-controlling interest			(2.0)					(15.7)	(17.7)
Other			0.3						0.3

December 31, 2012	44.3	$1.0	$234.3	$3,477.7	$(2,890.1)	$256.8	$		$1,079.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows-operating activities:
Net income	$324.0	$178.2	$317.5

Depreciation and amortization (including goodwill impairment)	216.4	131.6	135.4
Net gains on investments	(280.7)	(16.3)	(65.6)
Net loss on extinguishment of convertible senior debentures		1.2	6.4
Amortization of share based compensation	25.5	20.5	20.2
Equity in earnings of unconsolidated affiliates	(32.2)	(21.7)	(36.4)
Cash dividends from unconsolidated affiliates	4.5	7.2	2.5
Deferred income taxes	(11.0)	6.4	26.1
Changes in accounts receivable	(34.1)	11.0	(113.3)
Changes in other assets	(24.3)	12.5	22.7
Changes in client funds obligations	1.2	(25.5)	(35.7)
Changes in client funding receivable	(1.2)	25.5	35.7
Changes in accounts payable and accrued liabilities	(14.5)	28.0	(4.5)
Changes in income taxes payable	56.0	6.1	(0.2)
Changes in deferred revenues and gains	(33.7)	38.3	(0.4)
Changes in accrued compensation and benefits	16.5	(1.8)	27.0
Other, net	3.6	3.1	17.3

Total adjustments to net income	(108.0)	226.1	37.2

Net	216.0	404.3	354.7

Cash flows-investing activities:
Capital expenditures	(98.0)	(83.6)	(92.9)
Investments in securities	(302.5)	(423.5)	(292.8)
Proceeds from (investments in and advances to) unconsolidated affiliates,net	1.1	(0.5)	6.7
Proceeds from sale / maturities of investments	683.8	374.1	284.1
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	(126.9)	150.8	(194.3)
Acquisition of businesses, net of cash acquired		(365.4)	(7.8)
Other	20.2	3.1	5.0

Net	177.7	(345.0)	(292.0)

Cash flows-financing activities:
Proceeds from issuance of common stock	61.9	64.8	16.1
Principal payments on debt	(19.5)	(24.2)	(25.1)
Repurchases of senior convertible debentures		(12.5)	(498.5)
Net proceeds from issuance of debt		9.3	370.0
Net proceeds from term loan facility		125.0
Net proceeds from accounts receivable securitization program		10.0	125.0
Net increase (decrease) in client funds obligations	126.2	(141.8)	198.4
Payment for acquisition of non-controlling interest	(17.7)
Net borrowings (repayments) on revolving credit facilities	(361.6)	18.0	(41.4)
Common stock repurchased	(104.5)	(174.7)	(137.7)
Payment of cash dividends	(36.0)	(31.6)	(28.2)
Excess tax benefits from share based compensation	5.5	1.4	0.5
Other	(0.6)	(1.9)	(8.2)

Net	(346.3)	(158.2)	(29.1)

Net increase (decrease) in cash and cash equivalents	47.4	(98.9)	33.6
Cash and cash equivalents, beginning of year	40.9	139.8	106.2

Cash and cash equivalents, end of year	$88.3	$40.9	$139.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing solutions and services. In addition to technology products and services, DST also provides integrated print and electronic statement and billing solutions. DST's data centers provide technology infrastructure support for asset management, insurance and healthcare companies around the globe. These business units are reported as two operating segments, Financial Services and Customer Communications (formerly known as the Output Solutions Segment). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company's Segments follows:

Financial Services

The Company's Financial Services Segment provides a variety of solutions principally to the asset management, brokerage, retirement, insurance and healthcare industries.

The Company has developed a number of proprietary systems that are integrated into its solutions including the following:

  •
  Shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors,

  •
  Investment management systems offered to U.S. and international investment managers and fund accountants,

  •
  Defined-contribution participant recordkeeping system for the U.S. retirement plan market,

  •
  Medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers, and

  •
  Business process management and customer contact system offered to a broad variety of industries.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the United States ("U.S."), United Kingdom ("U.K."), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.

Customer Communications

The Company's Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win-back customers. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction.

The Customer Communication's North America business has four operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

systems and among the largest First-class mailers in the U.S. The North America business is substantially a provider of print and digital delivery services for client bills and statements related to transaction events. Customer Communications also has several operating facilities in the U.K. and is among the largest direct communications manufacturers in that country. The U.K. business is oriented to data-driven marketing communications and direct mail campaigns.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature.

The Company owns and operates real estate mostly in the North America, primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Investments and Other Segment also holds investments in available-for-sale equity securities, including 9.3 million shares of State Street Corporation "State Street" as of December 31, 2012 with a market value of $436.3 million based on closing exchange value. DST considers its data centers to be specialized operational assets and does not consider them to be real estate assets. Therefore, its data centers are not included in its real estate operations within the Investments and Other Segment, but rather within the Financial Services Segment.

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City, Missouri-based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Leases may not be variable interests if the lease terms are consistent with market terms at the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

inception of the lease and do not include a residual value guarantee, renewal options at terms other than fair value, fixed price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analyses of its real estate joint ventures at December 31, 2012 indicate that none qualified as a VIE and, accordingly, have not been consolidated.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company's revenues are derived from computer processing and services and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend beyond one year. Revenue from equipment sales is recognized as equipment is shipped. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized and are recorded as reductions in revenues, and the annual amounts are immaterial to the Company's consolidated financial statements.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence ("VSOE"), which is based on the separate selling price for that or a similar item or from third-party evidence ("TPE") such as how competitors have priced similar items. If such evidence is unavailable, the Company uses its best estimate of the selling price ("BESP"), which includes various internal factors such as our pricing strategy and market factors. It is not common for the Company to use TPE and BESP as VSOE can be established for the majority of DST's client arrangements.

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

Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. The Company recognizes revenues for maintenance services ratably over the contract term, after collectability has been reasonably assured.

Authoritative accounting guidance related to the income statement characterization of reimbursements received for "out-of-pocket" ("OOP") expenses incurred, requires the Company to record reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, it does not impact income from operations or net income. The Company's significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services Segment and the Customer Communications Segment. For each segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.

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

End-of-day available client bank balances for full service mutual fund transfer agency clients are invested overnight by and in the name of the Company into credit-quality money market funds. Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. Based upon the Company's intent, these invested client balances represent assets that are restricted for use and have been classified as client funds obligations in the Company's Consolidated Balance Sheet.

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

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar investment interests (including investments in private equity funds where the Company is a limited partner) in which the Company has at least 5% ownership are accounted for on an equity method basis based on the Company's pro-rata ownership; the cost method of accounting is used for these investments when the Company has a de-minimus ownership percentage and does not have significant influence. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost, which approximates fair value.

Security transactions and investment income

Security transactions are accounted for on the trade date. Security gains and losses are calculated on the specific identification method. Dividend income is recorded on the ex-dividend date. Interest income, adjusted for discounts and premiums, is recorded on the accrual basis.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Data processing equipment, furniture, fixtures and other equipment are depreciated using accelerated methods over the estimated useful lives, principally three to five years. Data processing software is depreciated using the straight-line method over the estimated useful lives, generally three to five years. The Company depreciates large printing and inserting equipment used by the Customer Communications Segment using accelerated methods over a five to seven year life. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment.

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

Goodwill and intangible assets

The authoritative accounting guidance for goodwill and intangible assets addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Intangible assets at December 31, 2012 and 2011 primarily represent customer relationship and other definite lived intangible assets (trade names, non-compete agreements, etc.) acquired through a business combination or third party purchase. The estimated useful life on these intangible assets ranges from 3 to 17 years. The weighted average amortization period at December 31, 2012 for customer relationships and other intangible assets is 13.9 and 8.7 years, respectively.

Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.

The Company's impairment tests indicated that there were no impairments during the three years ended December 31, 2012, except during 2012 for the goodwill held at the Customer Communications U.K. reporting unit, as further described in the Intangible Assets and Goodwill note of these financial statements. The fair value of the reporting units was estimated using the expected present value of future cash flows.

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

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at period-end exchange rates, except for those accounts where historical rates are acceptable. Income and expense accounts are translated at average rates during the period. Translation adjustments are recorded in Stockholders' Equity and resulted in cumulative gains of $4.5 million and $16.2 million at December 31, 2012 and 2011, respectively.

Earnings per share

Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures that, if converted in the future, would have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Under authoritative accounting guidance related to earnings per share, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Related to the Company's convertible debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds the average accreted bond price per share.

Derivative and hedging activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2012 and 2011, the Company had interest rate swaps which are described in the Debt note of these financial statements.

Comprehensive income

The Company's comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company's proportional share of an unconsolidated affiliate's interest rate swap (except the loss is limited by the carrying value of the investment), unrealized gains or losses on the Company's

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

interest rate swap and foreign currency translation adjustments and are presented in the Consolidated Statement of Comprehensive Income.

Share-based compensation

The Company has share-based compensation plans covering its employees and its non-employee directors and has outstanding share awards (primarily in the form of stock options, restricted stock and restricted stock units) under each of these plans. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards offset by estimates of compensation costs related to awards that are not expected to vest. For share-based awards granted, the Company expenses the grant date fair value of these awards using the straight-line method over the service period. Amortization for the grant date fair value of share-based awards containing both service and performance features depends on the Company's estimated judgments on whether the performance conditions will be achieved.

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

Testing Goodwill for Impairment

On January 1, 2012, DST adopted an accounting standard related to testing for goodwill impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions

Acquisition of Finix Business Strategies, LLC and Finix Converge, LLC

On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC ("Finix"), a financial services consulting firm with extensive brokerage and technology expertise. DST Brokerage Solutions also acquired the assets of Finix Converge, LLC ("Converge"), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online. By combining Finix Business Strategies' extensive knowledge and brokerage expertise with DST's breadth and depth of technology and services, DST can address broker-dealers' unique challenges through an expanded suite of products and solutions. DST Brokerage Solutions, LLC is part of the Financial Services Segment.

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

Finix, Converge and Subserveo along with DST Market Services (formerly DST TASS), the Company's subsidiary that provides full service subaccounting services, are operated as a single business unit. This business unit is DST's channel to provide products to the broker/dealer market and manage the distribution of the Company's AWD, Vision Professional and print/mail products to that market.

Acquisition of IntelliSource Healthcare Solutions

On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions ("IntelliSource"), whose principal product is CareConnect which provides an automated care management system. The addition of the IntelliSource suite of solutions broadens DST Health Solutions' product offering for integrated care management, providing DST Health Solutions' health plan clients access to an array of valuable solutions—including integrated care management, workflow and analytics—which enables them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system. DST has integrated CareConnect into its proprietary claims offerings.

Acquisition of Newkirk Products, Inc.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. ("Newkirk"), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries. Newkirk is operated as a unit of the Customer Communications Segment and its results are reported in that segment from the date of acquisition. DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units. Newkirk's innovative on-demand publishing and marketing solutions complement DST Customer Communication's breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and digital channels. It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk's capabilities geared to the needs of plan sponsors

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

and participants, including communication and education materials, financial planning tools and plan documents. The acquisition of Newkirk also extends DST Customer Communication's capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.

Acquisition of Lateral Group Limited

On August 5, 2011, DST's Output U.K. subsidiary acquired the outstanding stock of Lateral Group Limited ("Lateral"), a U.K. company engaged in integrated, data driven, multi-channel marketing. The acquisition of Lateral complements the existing Customer Communications business in terms of services offered and business outlook. In addition, this acquisition allows Customer Communications to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the Customer Communications client base.

Goodwill from the above acquisitions is comprised of the assembled workforce and other assets of the acquired businesses. Approximately $33.5 million of the goodwill is expected to be deductible for income tax purposes. The Company does not believe that any of the above mentioned business combinations are material to DST's consolidated financial statements. Notwithstanding, the Company has provided aggregated disclosures of these transactions to assist users of the financial statements in understanding the impact to DST of the business combinations. The Financial Services Segment spent $43.1 million on acquisitions while the Customer Communications Segment spent $74.1 million during the year ended December 31, 2011.

The following table summarizes the consideration and the allocation of the fair values of the acquisitions of Finix, Converge, Subserveo, IntelliSource, Newkirk and Lateral to the fair values of the assets and liabilities acquired (in millions):

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

Acquisition of ALPS Holdings, Inc.

On October 31, 2011, DST acquired ALPS Holdings, Inc. ("ALPS"), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds, exchange-traded funds ("ETFs") and alternative investment funds. The acquisition broadens the range of products and services DST offers to the investment management and brokerage industries in the following areas: 1) ALPS' comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST's offerings beyond transfer agency. ALPS's financial results were consolidated with those of DST beginning October 31, 2011, and are reported as part of DST's Financial Services Segment. At closing, DST paid $251.9 million funded from cash, existing credit facilities and a new term loan credit facility. Goodwill from the ALPS acquisition is comprised of the assembled workforce and other assets of the acquired business. Approximately $22.0 million of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the consideration for ALPS and the allocation of the fair value of ALPS to the fair values of assets acquired and liabilities assumed at October 31, 2011 (in millions):

Consideration
Cash paid	$251.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$0.5
Funds held on behalf of clients	7.8
Accounts receivable	8.2
Other current assets	1.6
Properties (includes $1.5 million of proprietary software)	2.7
Intangible assets	84.0
Goodwill	179.2
Other assets	0.3

Total assets	284.3

Client funds obligations	7.8
Other current liabilities	5.5
Deferred income tax liabilities	18.2
Other liabilities	0.9

Total liabilities	32.4

Net assets acquired	$251.9

Acquisition of dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Output U.K., acquired dsicmm Group Limited ("dsicmm") for cash and the issuance of Output U.K. stock. Prior to closing the transaction, Output U.K. held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owned approximately 70.5% of Output U.K. and the remaining 29.5% was owned by a group of the former stockholders of dsicmm. DST consolidated the financial results of the combined

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

Output U.K. business from the closing date and reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest. In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million, making Output U.K. a wholly-owned subsidiary.

dsicmm provides integrated print and communication solutions in the U.K. DST believes that the acquisition of dsicmm complements its existing Customer Communications business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

DST recognized identifiable intangible assets (comprised of customer relationships of $11.0 million and proprietary software of $4.7 million) and goodwill of $42.5 million, resulting from the acquisition. DST estimates annual amortization for acquired dsicmm intangible assets will be approximately $2.4 million.

The following table summarizes the consideration for dsicmm and the allocation of the fair value of dsicmm to the fair values of assets acquired and liabilities assumed at July 30, 2010 (in millions).

Consideration
Cash paid	$3.7
Fair value of shares issued of Output U.K. (non monetary)	22.1

Fair value of dsicmm Group Limited	$25.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$25.7
Other current assets	5.4
Investments	0.4
Properties (includes $4.7 million of proprietary software)	32.1
Intangible assets	11.0
Goodwill	42.5
Other assets	0.1

Total assets	117.2

Other current liabilities	29.5
Income tax liabilities	1.3
Debt	51.4
Deferred income tax liabilities	3.8
Non-current liabilities	5.4

Total liabilities	91.4

Net assets acquired	$25.8

Assuming the acquisitions of Finix, Converge, Subserveo, IntelliSource, Newkirk, Lateral, ALPS and dsicmm had occurred on January 1, 2010, the Company's pro forma total revenues would have been approximately $2,526.9 million and $2,627.0 million for the years ended December 31, 2011 and 2010, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the years ended December 31, 2011 and 2010. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2010.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Client Funds/Obligations

The Company had $398.9 million and $272.6 million of funds held on behalf of clients at December 31, 2012 and 2011, respectively. Included in these amounts were $11.8 million and $14.3 million of fixed-income marketable securities at December 31, 2012 and 2011, respectively, which have been classified as available-for-sale investments. There were no significant unrealized gains or losses associated with these fixed-income securities at December 31, 2012 and 2011. During the years ended December 31, 2012, 2011 and 2010, the Company received $145.3 million, $107.1 million and $48.4 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during the years ended December 31, 2012, 2011 and 2010.

5. Investments

Investments are as follows (in millions):

	Carrying Value
	December 31, 2012	December 31, 2011
Available-for-sale securities:
State Street Corporation	$436.3	$416.4
Computershare Ltd.		122.7
Euronet Worldwide		34.8
Other available-for-sale securities	175.2	199.1

	611.5	773.0

Other:
Trading securities	46.8	39.9
Held-to-maturity	14.9	15.4
Cost method, private equity and other investments	248.9	244.5

	310.6	299.8

Total investments	$922.1	$1,072.8

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2012	2011
Book cost basis	$200.9	$315.6
Gross unrealized gains	412.4	438.3
Gross unrealized losses	(1.9)	(4.3)
Unrealized gain—foreign currency exchange rates	0.1	23.4

Market value	$611.5	$773.0

During 2012, 2011 and 2010, the Company received $375.8 million, $256.3 million and $233.6 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $151.7 million, $27.5 million and $68.7 million and gross realized losses of $3.6 million, $5.7 million and $3.0

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

million, were recorded in 2012, 2011 and 2010, respectively, from available-for-sale securities. In addition, the Company recorded unrealized losses on available-for-sale securities of $2.4 million, $3.8 million and $1.3 million related to other-than-temporary investment impairments for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the proceeds received from the sale of investments in available-for-sale securities for the year ended December 31, 2012 is $127.4 million of proceeds resulting from the sale of 15.0 million shares of Computershare Ltd. (which resulted in a gain of $53.6 million), $41.0 million of proceeds from sale of 1.9 million shares of Euronet (which resulted in a gain of $31.3 million) and $35.7 million of proceeds from the sale of 0.8 million shares of State Street (which resulted in a gain of $29.1 million).

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$25.7	$1.9	$	$	$25.7	$1.9

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $8.3 million, $1.7 million and $1.7 million, respectively, of net impairments on cost method investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other-than-temporary is treated as a loss based on quoted or derived market value and is reflected in other income, net in the Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company's financial position.

The Company is a limited partner in various private equity funds. At December 31, 2012 and 2011, the Company's carrying value of these private equity fund investments was approximately $231.4 million and $221.5 million, respectively. At December 31, 2012, the Company had future capital commitments related to these private equity fund investments of approximately $12.4 million.

In 2012, the Company received cash dividends of $48.4 million and cash proceeds of $138.7 million on the sale of a portion of its shares in a privately-held company (a cost method investment), resulting in realized gains of $187.1 million.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	2012 Ownership Percentage	December 31, 2012	December 31, 2011
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$189.3	$179.1
International Financial Data Services, U.K.	50%	97.3	90.0
International Financial Data Services, L.P.	50%	68.9	48.6
Unconsolidated real estate affiliates		36.7	38.4
Other unconsolidated affiliates		10.8	14.7

Total		$403.0	$370.8

Boston Financial Data Services ("BFDS") is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and customer communications capabilities with the marketing and custodial capabilities of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contributions plans using DST's TRAC system. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2011 and 2010 and the second largest in 2012.

International Financial Data Services, U.K. ("IFDS U.K.") is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full, remote and shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2012, 2011 and 2010 is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. IFDS U.K. has a non-controlling investment interest in Cofunds, which it accounts for on the equity method basis.

International Financial Data Services Limited ("IFDS L.P.") is a U.S. partnership between the Company and State Street. IFDS L.P. owns the following operating joint ventures: IFDS Canada, IFDS Ireland and its wholly-owned subsidiary, Percana, and IFDS Luxembourg. IFDS L.P. provides shareowner accounting and recordkeeping to international markets.

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture leases approximately 1.1 million square feet of office space for the U.S. government. This entity is included with other unconsolidated affiliates (primarily real-estate joint ventures) in other in the table below.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Unconsolidated Affiliates (Continued)

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Boston Financial Data Services, Inc.	$10.2	$9.9	$14.8
International Financial Data Services, U.K.	3.0	12.0	15.9
International Financial Data Services, L.P.	18.9	3.7	6.2
Other unconsolidated affiliates	0.1	(3.9)	(0.5)

Total	$32.2	$21.7	$36.4

Certain condensed financial information of DST's unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues	$908.1	$899.3	$912.8
Costs and expenses	846.1	863.4	835.9
Net income	62.0	35.9	76.9
Current assets	816.5	669.3	931.9
Noncurrent assets	772.8	789.7	780.4
Current liabilities	392.9	286.2	519.0
Noncurrent liabilities	468.9	516.4	507.4
Partners' and stockholders' equity	727.5	656.4	685.9

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2012	2011	2010
DST's operating revenues from unconsolidated affiliates	$153.4	$162.0	$169.0

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$21.5	$11.2	$7.2

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(5.5)	$(6.3)	$(2.6)

Net proceeds received by DST from unconsolidated affiliates	$6.4	$16.1	$3.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Unconsolidated Affiliates (Continued)

	December 31,
	2012		2011
Amounts receivable to DST from advances to unconsolidated affiliates		$11.4	$12.2
Trade accounts receivable to DST from unconsolidated affiliates		17.1	17.0

Amounts receivable to DST from unconsolidated affiliates		$28.5	$29.2

Amounts payable by DST to unconsolidated affiliates*		$2.2	$5.3

Deferred revenue by DST from unconsolidated affiliates**	$		$40.0

*
Excludes amounts owed under or activity related to the BFDS promissory note and IFDS, U.K. promissory note.

**
In December 2011, BFDS prepaid a portion of its 2012 DST processing services, in the amount of $40.0 million, in exchange for a discount on 2012 services.

Goodwill and other intangible assets recorded in connection with the acquisition of an unconsolidated affiliate is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. For December 31, 2012 and 2011 goodwill and intangible assets (net of accumulated depreciation) were $4.8 million and $7.2 million, respectively.

In 2011, the Company acquired certain customer relationship assets (full-service client processing contracts) from BFDS. The Company recorded an intangible asset of $10.7 million, which will be amortized over an estimated life of approximately ten years, and a payable to BFDS, which has been classified as debt and which is being paid on an installment basis over five years. At December 31, 2012, the principal amount outstanding to BFDS for this acquisition was $7.9 million. In December 2011, BFDS prepaid a portion of its 2012 DST processing services, the amount of $40.0 million, in exchange for a discount on 2012 services. As of December 31, 2012, the discount had been fully utilized by BFDS.

During 2011, the Company licensed software from Percana Limited, a subsidiary of International Financial Data Services Ireland for approximately $2.0 million. The Company's software license was impaired in 2012.

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

As of December 31, 2012 and 2011, the Company held certain investment assets and liabilities that are required to be measured at fair value on a recurring basis. These investment assets include the Company's available-for-sale equity securities and trading securities whereby fair value is determined

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value. Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Fair value for investments in pooled funds is determined using net asset value. Accordingly, the Company's investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity securities	$651.7	$651.7	$		$
Investments in pooled funds	47.9			47.9
Fixed income securities	18.4			18.4
Deferred compensation liabilities	(43.8)	(43.8)
Interest rate swap liability	(2.3)			(2.3)

Total	$671.9	$607.9		$64.0	$

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity securities	$808.2	$808.2	$		$
Investments in pooled funds	46.0			46.0
Fixed income securities	19.0			19.0
Deferred compensation liabilities	(39.9)	(39.9)		—
Interest rate swap liability	(4.3)			(4.3)

Total	$829.0	$768.3		$60.7	$

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

At December 31, 2012 and 2011, one of DST's unconsolidated affiliates had an interest rate swap with a fair market value liability of $73.5 million and $73.0 million, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

8. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2012	2011
Land	$69.8	$72.3
Buildings	350.7	357.1
Data processing equipment	207.6	192.3
Data processing software	529.5	506.6
Furniture, fixtures and other equipment	425.0	403.3
Leasehold improvements	85.9	83.0
Construction-in-progress	32.8	44.0

	1,701.3	1,658.6
Less accumulated depreciation and amortization	1,226.3	1,134.7

Net properties	$475.0	$523.9

At December 31, 2012 and 2011, there were approximately $7.5 million and $7.8 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2012 and 2011, there was approximately $3.1 million and $4.1 million, respectively, of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table. Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $139.1 million, $121.1 million and $127.5 million, respectively.

Included in data processing software is $71.1 million of proprietary software acquired in business combinations, including $45.1 million, in aggregate, acquired in the 2011 and 2010 acquisitions described above. At December 31, 2012 and 2011, the net book value of this acquired software was $31.3 million and $39.5 million, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Properties (Continued)

The following table summarizes software development and maintenance costs for the Company's proprietary systems and software products, which include capitalized software development costs (in millions):

	Year Ended December 31,
	2012	2011	2010
Capitalized software development costs	$30.9	$31.4	$27.8

Amortization of capitalized software development costs	$28.7	$26.8	$26.4

Non-capitalizable software development and maintenance costs	$128.7	$131.2	$134.3

Non-capitalizable software development and maintenance expense is included in Costs and expenses in the Consolidated Statement of Income.

9. Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$169.4	$36.0	$169.9	$23.1
Other	27.8	8.5	27.8	5.6

Total	$197.2	$44.5	$197.7	$28.7

Amortizing expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $15.8 million, $8.6 million and $5.8 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2012 is estimated to be (in millions):

2013	$15.3
2014	14.9
2015	14.3
2016	14.1
2017	14.1
Thereafter	80.0

Total	$152.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Intangible Assets and Goodwill (Continued)

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, by Segment (in millions):

	December 31, 2011	Acquisitions	Impairments		Other	December 31, 2012
Financial Services	$394.0	$	$		$(5.0)	$389.0
Customer Communications	93.0			(60.8)	0.9	33.1

Total	$487.0	$		$(60.8)	$(4.1)	$422.1

	December 31, 2010	Acquisitions	Impairments	Other	December 31, 2011
Financial Services	$178.0	$214.3	$	$1.7	$394.0
Customer Communications	52.2	40.5		0.3	93.0

Total	$230.2	$254.8	$	$2.0	$487.0

DST tests goodwill for impairment on an annual basis as of October 1 and at other times if a significant change in circumstances indicates it is more likely than not that the fair value of these assets has been reduced. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. The decreased demand resulting from current economic conditions in the U.K. economy has negatively impacted production volumes and operating revenues in the U.K. Previously anticipated new clients and U.K. economic events resulted in expected improvements in long-term U.K. revenue projections through the third quarter of 2012. The anticipated revenue from these events did not ultimately materialize. Additionally, during the fourth quarter of 2012, the expectations for the U.K. economic recovery were delayed beyond previous estimates. As a result, during the fourth quarter of 2012, DST adjusted its future outlook and related strategy with respect to the Customer Communications U.K. operations which resulted in a reduction in future expected cash flows. Based upon these revised future cash flow projections, the goodwill impairment test indicated that the Customer Communications U.K. reporting unit's carrying value exceeded its estimated fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $60.8 million in the Customer Communications Segment during 2012. No tax benefit was recognized for this impairment charge. Remaining goodwill and net intangible assets in the Customer Communications U.K. reporting unit at December 31, 2012 are $7.6 million and $27.6 million, respectively.

The fair value of the Company's reporting unit, from a market participant's perspective, was estimated utilizing a cash flow projection derived from the Company's long-range strategic plan. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The estimates and assumptions utilized for the impairment analysis of the Customer Communications U.K. reporting unit primarily include, but are not limited to, the discount rate of 15% derived from the weighted average cost of capital, long-term estimated growth rate in cash flows of 2% which was based on the long-term projected rate of inflation, and capital expenditures forecasts. To corroborate the results of the income approach described above, the fair value of the Customer Communications U.K.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Intangible Assets and Goodwill (Continued)

reporting unit was also estimated using the guideline company method, a variation of the market approach. Additionally, in connection with the calculation of the goodwill impairment charge, the fair value of all the assets and liabilities on the reporting unit's balance sheet was determined. In order to estimate the fair value of the reporting unit's intangible assets, the Company utilized a combination of the excess earnings model for existing customer relationships and the relief from royalty method for trade names and technology. The more significant estimates in determining the value of customer relationships included customer retention rates, growth of existing customers and gross margin. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.

10. Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2012	2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	14.5	16.6
Equipment credit facilities	12.0	10.0
Real estate credit agreement	101.7	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	90.1	86.5
Revolving credit facilities	31.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	114.9	156.7
Other indebtedness	17.3	47.0

	1,011.6	1,380.3
Less current portion of debt	519.4	320.8

Long-term debt	$492.2	$1,059.5

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank. The maximum amount that can be outstanding under this program is $150 million. On May 17, 2012, the Company renewed its accounts receivable securitization program. The facility will expire by its terms on May 16, 2013.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the bank. DST retains servicing responsibility over the receivables. The program contains customary restrictive covenants as well as customary events of default.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

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

At both December 31, 2012 and 2011, the outstanding amount of undivided interests in the receivables held by the bank was $135.0 million. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million (resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows), and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million (resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows). During the years ended December 31, 2012, 2011, and 2010 total proceeds from the accounts receivable securitization program were approximately $917.4 million, $924.1 million and $915.4 million and total repayments were approximately $917.4 million, $914.1 million and $915.4 million, respectively, which comprise the net cash flow in the financing section of the Consolidated Statement of Cash Flows.

Aggregate transfers of undivided interests in the receivables from the SPE to the bank were $1,665.7 million and $1,720.2 million for the years ended December 31, 2012 and 2011, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program are included in interest expense on the Consolidated Statement of Income. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2012 under the real estate notes and equipment notes was $13.8 million and $0.7 million, respectively. Included in the real estate notes payable as of December 31, 2012 is a $9.3 million real estate mortgage entered into by Output U.K. in July 2011, which is secured by real estate in Bristol U.K. The loan, denominated in British Pounds, requires quarterly principal payments and matures in July 2018. At December 31, 2012 and 2011, the outstanding balances under this note payable were $7.9 million and $8.3 million, respectively. The remaining real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate and equipment borrowings are generally fixed. Fixed rates range from 4.5% to 6.0%. The loans are secured by real property and assets owned by the Company.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this credit facility expired on June 30, 2010. The maturity date for each loan drawn under this facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amounts under this credit facility at December 31, 2012 and 2011 were $0.4 million and $1.8 million, respectively.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new equipment credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this new equipment credit facility expired on December 31, 2012. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amounts at December 31, 2012 and 2011 under the new equipment credit facility were $11.6 million and $8.2 million, respectively.

Real estate credit agreement and interest rate swap

Certain subsidiaries of DST entered into a real estate credit agreement with a syndicate of lenders. The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million. Upon closing of the facility in September 2008, $115.0 million was advanced to DST. The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets. The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST. Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20-year amortization schedule. Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed. Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The balance of the loan is due on September 16, 2013, the maturity date for the credit facility.

In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on its syndicated real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010. This interest rate swap qualifies as a derivative instrument.

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive variable, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2012 and 2011, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $2.3 million and $4.3 million, respectively, which is included in other liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2012 and 2011, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank to partially fund the acquisition of ALPS, which was completed on October 31, 2011. The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company's real estate credit agreement is not repaid or refinanced. The facility contains customary restrictive covenants, as well as customary events of default. Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur. Amounts prepaid may not be reborrowed.

Convertible senior debentures

During 2009, DST exchanged its outstanding Series A convertible senior debentures for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2010, the Company had $94.1 million Series C senior convertible debentures outstanding. During 2011, the Company repurchased $11.4 million of the Series C debentures and recorded a net loss of $1.2 million on these transactions. At December 31, 2012 and 2011, the Company had $90.1 million and $86.5 million of Series C senior convertible debentures outstanding, respectively.

The Series C debentures required regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semi-annually in arrears on February 15 until August 15, 2010. Beginning August 15, 2010, the Company does not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to approximately $1,700, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C debentures at any time (upon not less than 30 nor more than 60 days' notice before the redemption date) at a redemption price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the Series C debentures on August 15, 2014, 2015 and 2020 at a purchase price equal to the accreted principal amount of the Series C debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series C debentures on August 15, 2014, the Company will pay the purchase price in cash. For purchases of Series C debentures on August 15, 2015 and 2020 and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.

The Series C debentures are convertible under specified circumstances into shares of the Company's common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events. The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013. The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2012 and 2011.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement, as amended, provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2015. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $1.1 million and $328.3 million at December 31, 2012 and 2011, respectively.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2013. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 1.4%. Commitment fees of 0.25% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. Amounts borrowed on this line of credit were $30.0 million at December 31, 2012. There were no amounts outstanding at December 31, 2011.

One of the Company's subsidiaries maintains a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2012 and 2011. This facility is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has a revolving credit facility in the amount of $5.0 million denominated in Canadian Dollars, at variable rates of interest based on the Bank's base rate plus 0.25% per annum. There were no amounts outstanding at December 31, 2012 and 2011. The Company has an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus an applicable margin. Interest is payable monthly. No amounts were drawn on this facility during 2012 and 2011. One of the Company's foreign subsidiaries has an overdraft credit facility that provides for borrowings of up to $8.1 million, denominated in British Pounds, at variable rates of interest based on the Bank's base rate plus 1.5% per annum. The overdraft credit facility is subject to renewal on November 14, 2013. There were no amounts outstanding at December 31, 2012 and 2011.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). Interest on the Senior Notes is payable semi-annually on February 9 and August 9 of each year, commencing February 9, 2011. The Company may prepay the Senior Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a "make-whole" prepayment premium. The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any "Change in Control", as defined in the Agreement.

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

Related party credit agreements

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $630 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $630 million syndicated line of credit facility. The amount outstanding under this loan agreement was $107.0 million and $140.0 million at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense related to this loan of $2.5 million, $2.7 million and $2.0 million, respectively.

In 2011, DST's Output U.K. subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited ("IFDS U.K."). The agreement provides for unsecured revolving borrowings by Output U.K. and matures on December 31, 2015. IFDS U.K. may demand a prepayment of the loan by Output U.K. at any time upon completion of a notice period. The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly. There were no amounts outstanding under this loan at December 31, 2012, and there was $6.2 million outstanding at December 31, 2011.

As mentioned above, DST acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan that is payable over five years and matures in September 2016. The amounts outstanding at December 31, 2012 and 2011 were $7.9 million and $10.5 million, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

Other indebtedness

Other indebtedness is mostly comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011. The dsicmm credit agreement was repaid during 2012.

Other indebtedness also included a borrowing arrangement denominated in British Pounds between Output U.K. and a bank that was secured by accounts receivable of Output U.K. The amount outstanding under this arrangement at December 31, 2011 was $21.0 million. This arrangement was repaid in 2012. During the years ended December 31, 2012 and 2011, proceeds received from this loan were $143.0 million and $234.5 million, and total repayments were $164.3 million and $238.9 million, respectively, which have been included in net payments on revolving credit facilities in the Consolidated Statement of Cash Flows.

The primary debt obligations assumed from business combinations prior to 2010 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016.

Future principal payments of indebtedness at December 31, 2012 are as follows (in millions):

2013	$519.4
2014	100.8
2015	49.2
2016	7.4
2017	105.8
Thereafter	229.0

Total	$1,011.6

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and Senior Notes is considered to approximate fair value at December 31, 2012 and 2011. The estimated fair value of the convertible debentures and Senior Notes was derived principally from quoted prices (level 2 in the fair value hierarchy).

As of December 31, 2012, the carrying and fair value of the Series C convertible debentures and Senior Notes were as follows (in millions):

	Carrying Value	Estimated Fair Value
Convertible senior debentures—Series C	$90.1	$106.7
Senior Notes—Series A	40.0	41.1
Senior Notes—Series B	105.0	112.3
Senior Notes—Series C	65.0	70.4
Senior Notes—Series D	160.0	177.2

Total	$460.1	$507.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2012	2011	2010
U.S.	$580.1	$273.5	$462.6
International	(60.6)	0.5	14.0

Total	$519.5	$274.0	$476.6

Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$167.9	$69.6	$99.0
State and local	25.7	10.4	23.4
International	12.9	9.4	10.3

Total current	206.5	89.4	132.7

Deferred
Federal	(3.2)	11.0	32.5
State and local	(4.7)	0.4	(0.4)
International	(3.1)	(5.0)	(5.7)

Total deferred	(11.0)	6.4	26.4

Total provision for income taxes	$195.5	$95.8	$159.1

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Provision for income taxes using the statutory rate in effect	$181.8	$95.9	$166.7
Tax effect of:
State and local income taxes, net	6.6	7.0	13.9
International income taxes, net	26.1	2.7	(2.2)
Earnings of U.S. unconsolidated affiliates	(2.9)	(2.8)	(4.1)
Valuation allowance	3.0	1.8	0.4
Tax credits	(20.3)	(10.5)	(10.0)
Uncertain tax positions	15.0	7.7	1.5
Dividend received deduction	(3.0)	(2.2)	(8.2)
Domestic production activities deduction	(9.7)	(6.9)
Other	(1.1)	3.1	1.1

Total provision for income taxes	$195.5	$95.8	$159.1

Effective tax rate	37.6%	35.0%	33.4%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2012	2011
Liabilities:
Deferred cancellation of debt income	$(93.0)	$(95.7)
Investments in available for sale securities	(173.4)	(196.7)
Unconsolidated affiliates and investments	(12.2)	(11.5)
Accumulated depreciation and amortization	(34.8)	(40.5)
Book accruals and prepaid expenses	(2.6)	(6.8)
Debenture original issue discount	(19.3)	(16.7)
Other		(7.6)

Total deferred tax liabilities	(335.3)	(375.5)

Assets:
Deferred compensation and other employee benefits	46.3	47.2
Net operating loss	16.9	20.9
Other	1.9	1.9

Total deferred tax assets	65.1	70.0

Valuation allowance	(14.6)	(12.6)

Net deferred tax liability	$(284.8)	$(318.1)

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

The Company has approximately $4.5 million of federal net operating losses as of December 31, 2012 as a result of previous business combinations. These net operating losses expire in 2025 and are available to reduce future income taxes. Since these net operating losses were generated by an entity prior to its acquisition by DST, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration. The Company has approximately $26.2 million of state net operating losses as of December 31, 2012 as a result of previous business combinations. These net operating losses begin to expire in 2022.

The Company has approximately $58.0 million of net operating loss carryforwards as of December 31, 2012 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income. A net benefit of approximately $7.7 million of these net operating losses will be recorded in additional paid-in capital in the Consolidated Balance Sheet upon realization. Authoritative accounting guidance requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, the Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established corresponding valuation allowances as of December 31, 2012 and 2011 of $14.6 million and $12.6 million, respectively. A $2.3 million valuation allowance previously established on deferred income tax assets of Output U.K. was released during 2010. The release resulted from the acquisition of dsicmm Group. Output U.K. was the beneficiary of this income tax benefit, and accordingly, DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $700,000) was attributed to the non-controlling interest.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of the authoritative accounting guidance related to income taxes, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2012, the cumulative amount of such unremitted earnings was $210.2 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2012 and 2011 were $14.7 million and $14.0 million, respectively.

As of December 31, 2012, accumulated undistributed earnings of foreign subsidiaries (excluding India) were $90.3 million. During 2011, the Company's ongoing evaluation of its ability to redeploy foreign cash sources resulted in the Company making a distribution from and reversing its permanently reinvested assertion with respect to its India subsidiary. As a result, the Company recorded approximately $0.1 million and $0.6 million of related income tax liability, net of credits, on the India unremitted earnings in 2012 and 2011, respectively. The Company intends to indefinitely reinvest the earnings in the businesses of its other foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$93.5	$75.0	$78.5
Additions based on tax positions related to the current year	15.9	7.3	5.4
Additions for tax positions of prior years	18.3	14.4	3.1
Reductions for tax positions of prior years	(24.3)	(2.2)	(11.1)
Settlements		(0.4)	(0.1)
Statute expirations	(2.2)	(0.6)	(0.8)

Balance at end of year	$101.2	$93.5	$75.0

Included in the Company's net unrecognized tax benefit at December 31, 2012, 2011 and 2010 are $63.0 million, $49.9 million and $44.0 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2012, the Company had $13.3 million of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $1.9 million during the year ended December 31, 2012 to $13.3 million. The liability for interest and penalties increased $1.8 million during the year ended December 31, 2011.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination for the tax years ended December 31, 2006 and 2007 was completed in March 2011. An IRS examination for the tax years ended December 31, 2008 and 2009 began during 2011. As of December 31, 2012, the IRS has not proposed any significant adjustments which would be material to the Company's financial statements. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 2002 through 2009. During 2012, the Company and the IRS reached a resolution in regards to 2002 through 2005 refund claims. As a result, the Company recorded an income tax benefit of $16.0 million. This income tax benefit relates to the resolved claim years and certain post-audit periods that are still subject to examination.

The Company filed federal income tax refund claims for the tax years 2005 through 2009 related to its domestic manufacturing deduction under Internal Revenue Code Section 199 based on technical

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

developments and interpretations that have occurred since filing the original returns. During 2012, the Company and the IRS reached a resolution in regards to the 2005 refund claim. As a result, the Company recorded an income tax benefit of $2.3 million. The claims for 2006 through 2009 are estimated to exceed $10 million, and the IRS is conducting a full examination of these claims. Due to ongoing uncertainty related to the realization of any tax benefit associated with these refund claims, the Company has not yet recorded any significant income tax benefit in the accompanying financial statements related to these refund claims and has fully reserved the benefit upon filing the claims. To the extent refunds are received, the Company will reduce income tax expense when realized.

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

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to DST Systems, Inc.	$324.0	$183.1	$318.5

Average common shares outstanding	44.9	45.7	46.9
Incremental shares from restricted stock units, stock options and convertible debentures	0.9	0.6	0.4

Average diluted shares outstanding	45.8	46.3	47.3

Basic earnings per share	$7.22	$4.01	$6.78
Diluted earnings per share	$7.08	$3.95	$6.73

The Company had approximately 44.3 million and 44.1 million shares outstanding at December 31, 2012 and 2011, respectively. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.6 million and 0.9 million for the years ended December 31, 2012 and 2011, respectively. The Company's convertible senior debentures would have a potentially dilutive effect on the Company's stock if converted in the future. At December 31, 2012 outstanding Series C debentures are convertible into 1.8 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

issued for the conversion spread when the Company's average daily stock price exceeds the average accreted bond price per share. There was dilution of 0.1 million shares for the year ended December 31, 2012. There was no dilution during the years ended December 31, 2011 and 2010.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Investment and Interest Rate Swaps Unrealized Holding Gains (Losses)	Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$261.6	$16.2	$277.8
Current period change	(9.3)	(11.7)	(21.0)

Balance, December 31, 2012	$252.3	$4.5	$256.8

One of DST's unconsolidated affiliates had an interest rate swap liability with fair market values of $73.5 million, $73.0 million and $47.7 million at December 31, 2012, 2011 and 2010, respectively. DST's 50% proportionate share of this interest rate swap liability was $36.8 million, $36.5 million and $23.9 million at December 31, 2012, 2011 and 2010, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at December 31, 2012 and 2011 and $2.0 million recorded at December 31, 2010.

Stock repurchases

On January 30, 2013, The Board of Directors authorized a $250.0 million share repurchase plan, which replaces the Company's existing share repurchase plan, under which DST had 715,700 shares available as of that date. The plan, as amended, allows, but does not require the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

In November 2011, DST's Board of Directors announced an increase to its share repurchase authorization by 2.0 million shares. The share repurchase program became effective January 1, 2012 and was to expire on December 31, 2013. The plan allowed, but did not require, the repurchase of common stock in open market and private transactions. Under the share repurchase plans, the Company expended $73.7 million for approximately 1.3 million shares, $135.4 million for approximately 3.0 million shares and $116.6 million for approximately 2.9 million shares during the years ended December 31, 2012, 2011, and 2010, respectively.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company's stock or from the vesting of restricted stock shares are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amounts of such share withholdings for option exercises was $30.8 million, $39.3 million and $21.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

The Company had 51.1 million and 51.2 million shares of common stock held in treasury at December 31, 2012 and 2011, respectively.

Dividends

In 2012, 2011 and 2010, DST paid cash dividends at $0.80 per common share, $0.70 per common share, and $0.60 per common share, respectively. The aggregate amounts of the cash dividends paid in 2011 and 2010 was $31.6 million and $28.2 million, respectively. The total 2012 dividend was $37.6 million, of which $36.0 million was paid in cash. The remaining amount of the 2012 dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend.

On January 30, 2013, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per share on its common stock, payable on March 15, 2013, to shareholders of record at the close of business on February 19, 2013.

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

The Consolidated Statement of Income for the years ended December 31, 2012, 2011, and 2010 reflects share-based compensation costs of $25.5 million, $20.5 million and $20.2 million, respectively. The total tax benefits recognized in earnings from share-based compensation arrangements for the years ended December 31, 2012, 2011, and 2010, was $9.9 million, $8.0 million and $7.9 million, respectively. Excess tax benefits of $5.5 million, $1.4 million and $0.5 million were classified as financing cash inflows during the years ended December 31, 2012, 2011 and 2010, respectively. Cash proceeds from options exercised for the years ended December 31, 2012, 2011 and 2010 were $61.9 million, $64.8 million and $16.1 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("1995 Plan"). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2012, approximately 5.8 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2012, 169,733 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Vesting terms for options granted under the Employee Plan and the Director Plan differ based on the grant made. Options vest and generally become fully exercisable over three years of continued employment, depending upon the grant type.

The Black-Scholes option valuation model was used in estimating the fair value of options granted. Option valuation models require the input of somewhat subjective assumptions, including expected stock price volatility. The Company estimates expected stock price volatility via observations of the historical (generally the last three years) volatility trends. In determining the expected life of the option grants, the Company applied the simplified method, which uses the weighted average of the vesting period and contractual term of each option granted. The risk-free interest rates used were actual U.S. Government zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans during 2012, 2011 and 2010, as well as the range of fair values and weighted-average fair value of options granted:

	Year Ended December 31,
	2012	2011	2010
Weighted average risk free interest rate	0.89%	1.25%	2.67%
Range of risk free interest rates	0.8% - 1.15%	1.25%	1.47% - 3.01%
Weighted average expected life of option (years)	6.0	6.0	6.0
Range of expected life of option (years)	6.0	6.0	6.0 - 6.5
Weighted average expected stock volatility	26.63%	30.75%	35.41%
Range of expected stock volatilities	25.11% - 30.75%	30.75%	34.74% - 36.60%
Weighted average expected dividend yield	1.95%	2.21%	0.60%
Range of expected dividend yields	1.87% - 1.99%	2.21%	0% - 1.68%
Weighted average stock option fair value	$11.11	$11.38	$15.63
Range of stock option fair values	$10.73 - $12.97	$11.38	$11.44 - $17.37

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	6.6	$42.50
Granted	0.2	42.54
Exercised	(0.5)	32.07		$5.3
Cancelled	(1.2)	51.64

Outstanding at December 31, 2010	5.1	41.39
Granted	0.8	47.51
Exercised	(1.5)	41.15		13.2
Cancelled	(0.6)	56.84

Outstanding at December 31, 2011	3.8	40.42
Granted	0.1	53.77
Exercised	(1.8)	35.58		32.9
Cancelled	(0.4)	44.68

Outstanding at December 31, 2012	1.7	45.08	7.4

Exercisable at December 31, 2012	1.2	43.85	6.8

The total aggregate intrinsic values of options exercised for all plans during the years ended December 31, 2012, 2011, and 2010 was $32.9 million, $13.2 million and $5.3 million, respectively.

Grants of restricted stock may consist of restricted stock awards ("RSAs") or restricted stock units ("RSUs"). Grants of restricted stock are valued at the date of grant based on the value of DST's common stock and are expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the transferability of the restricted stock, holders of RSAs have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. In 2010, the Company began issuing RSUs which do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock or RSUs may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition.

Included in the non-vested shares of outstanding RSAs at December 31, 2012 are approximately 0.3 million of restricted shares granted that contain both service and performance features (based on the achievement of certain operating performance measures). The Company revised the estimated vesting date for certain of its U.S. performance-based equity awards from March 2014 to March 2013 in accordance with the terms and conditions of the awards due to increased consolidated earnings from Company's operating performance combined with 2012 asset sales and distributions from private investments. During the 2012, a portion of its U.K. performance-based equity awards were determined

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

to be unlikely to achieve the required performance criteria applicable to these awards resulting in a reversal of total accumulated amortization of $2.5 million related to these awards. The Company will continue to monitor and evaluate its assumptions for its performance-based awards over the applicable performance periods for these awards.

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	1.0	$55.41
Granted	0.5	46.20
Vested	(0.8)	49.37
Forfeited	(0.1)	67.13

Non-vested at December 31, 2010	0.6	53.17
Granted	0.6	47.94

Non-vested at December 31, 2011	1.2	50.62
Granted	0.1	44.39
Vested	(0.2)	52.89
Forfeited	(0.1)	47.09

Non-vested at December 31, 2012	1.0	$48.52

The fair values of RSAs which vested during the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $2.1 million and $36.9 million, respectively.

At December 31, 2012, the Company had $16.8 million of total unrecognized compensation expense (included in Additional paid-in capital on the Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures. The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock grants will be approximately $7.5 million for 2013, and $1.5 million for 2014, based on awards currently outstanding. Future amortization is not projected on approximately $7.8 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan ("ESPP") provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2012, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

Non-controlling interest

As a result of the acquisition of dsicmm on July 30, 2010, the Company's Output U.K. subsidiary had a non-controlling investor group which initially owned approximately 29.5% of Output U.K. The exchange of a non-controlling interest in Output U.K. for a controlling interest in dsicmm was initially recorded at $22.2 million. In November 2011, the non-controlling investor group's ownership decreased to 27.3%, resulting from the contractual cancellation of shares associated with a provision in the acquisition agreement. The amount included in Equity on the Consolidated Balance Sheet at December 31, 2011 associated with the non-controlling interest was $15.7 million. In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million, making Output U.K. a wholly-owned subsidiary. The $2.0 million difference between the amount paid and the amount recorded as Non-controlling interest was recorded in Additional paid-in capital in the Consolidated Balance Sheet.

During the year ended December 31, 2011 and the period July 30, 2010 through December 31, 2010, the net losses attributable to the Output U.K. non-controlling interest were $4.9 million and $1.0 million, respectively.

13. Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expenses under these plans totaled $41.5 million, $38.9 million and $40.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $46.4 million and $35.2 million at December 31, 2012 and 2011, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash payments:
Interest paid during the year	$40.0	$41.6	$36.6
Income taxes paid during the year	143.7	77.4	131.0
Non cash investing and financing activities:
Equipment purchased with debt	8.9	9.1	3.8
Acquisition of intangible assets with debt assets from BFDS		10.7
Acquisition of dsicmm in exchange for shares of Output U.K.			22.1
Exchange of available-for-sale securities for an investment in a pooled fund		21.7
Charitable contribution of marketable securities	8.9		10.2

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

The following rental costs were incurred (in millions):

	Year Ended December 31,
	2012	2011	2010
Rent expense	$44.3	$43.4	$35.1
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	7.1	8.6	5.4

The Company has letters of credit of $7.2 million and $7.8 million outstanding for December 31, 2012 and 2011, respectively. Letters of credit are secured by the Company's debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2012 and December 31, 2011 were not significant.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

The Company has received a regulatory inquiry regarding information that the Company's pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services ("CMS"), during the period 2006 to 2009. That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members. The Company is in discussions as to the accuracy of such information and as to any civil penalties that might be assessed against the Company relative to any inaccuracies. The regulator has broad statutory authority in determining the resolution of the inquiry. There can be no assurance that the loss accrual will be sufficient to resolve the matter. Although the ultimate resolution and impact of this inquiry is not presently determinable, the Company's management believes the eventual outcome of such inquiry will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

The Company received a legal claim relating to a 2001 international software development agreement. Although the software was never completed, the counterparty to the agreement has asserted that DST's failure to accept the software has resulted in damages ranging up to approximately $10 million. A District Court and a Court of Appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met. In October 2011, a Court of Appeals ruled that the parties need to engage an expert to decide whether the software met the acceptance criteria. The Company is vigorously defending the case. Although the ultimate resolution and impact of this litigation is not presently determinable, the Company's management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

As of December 31, 2012, the Company has $5.4 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, the Company has no basis to make an estimate of possible outcomes or loss ranges beyond what has been disclosed.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on June 30, 2013. At December 31, 2012 and 2011, total borrowings on the loan were $29.1 million and $30.5 million, respectively, and the Company's guarantee totaled $1.5 million for both December 31, 2012 and 2011.

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

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2013	$519.4	$30.6	$53.7	$8.8	$612.5
2014	100.8	24.1	27.5	8.6	161.0
2015	49.2	20.3	26.5	3.4	99.4
2016	7.4	18.2	26.0	0.3	51.9
2017	105.8	14.9	20.5	0.2	141.4
Thereafter	229.0	40.4		0.8	270.2

Total	$1,011.6	$148.5	$154.2	$22.1	$1,336.4

Debt includes secured promissory notes, real estate credit agreements, equipment credit facilities, term loan credit facilities, convertible debentures, senior notes, revolving credit facilities, related party promissory notes and other indebtedness described in the Debt note above.

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

At December 31, 2012 and 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

16. Segment and Geographic Information

The Company's operating business units offer sophisticated information processing and software services and products. These businesses are reported as two operating Segments (Financial Services and Customer Communications). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

The Customer Communications Segment leases its California, Connecticut and Missouri production facilities from the Investments and Other Segment, but the Company reports financial results for the Customer Communications Segment on the basis that the Customer Communications Segment owns its production facilities. Management believes reporting Customer Communications on this basis improves its ability to analyze the Customer Communications Segment operating results taking into consideration the special purpose nature of the production plants. The Investments and Other Segment continues to present rental revenues from the Customer Communications Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Summarized financial information concerning the Company's segments is shown in the following tables (in millions):

	Year Ended December 31, 2012
	Financial Services	Customer Communications	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,235.6	$642.0	$14.8	$		$1,892.4
Intersegment operating revenues	8.4	8.0	44.1		(60.5)
Out-of-pocket reimbursements	54.8	636.7	0.3		(7.6)	684.2

Total revenues	1,298.8	1,286.7	59.2		(68.1)	2,576.6
Costs and expenses	997.7	1,214.9	47.9		(57.6)	2,202.9
Depreciation and amortization (including goodwill impairment)	92.0	107.4	19.6		(2.6)	216.4

Income (loss) from operations	209.1	(35.6)	(8.3)		(7.9)	157.3
Other income, net	8.4	0.1	365.0			373.5
Equity in earnings (losses) of unconsolidated affiliates	27.9	0.5	3.8			32.2

Earnings (loss) before interest, income taxes and non-controlling interest	$245.4	$(35.0)	$360.5		$(7.9)	$563.0

	Year Ended December 31, 2011
	Financial Services	Customer Communications	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,129.6	$602.1	$12.3	$		$1,744.0
Intersegment operating revenues	8.8	7.7	44.0		(60.5)
Out-of-pocket reimbursements	42.1	607.0	1.6		(6.0)	644.7

Total revenues	1,180.5	1,216.8	57.9		(66.5)	2,388.7
Costs and expenses	866.1	1,148.9	38.0		(56.0)	1,997.0
Depreciation and amortization (including goodwill impairment)	76.5	46.7	11.0		(2.6)	131.6

Income (loss) from operations	237.9	21.2	8.9		(7.9)	260.1
Other income (expense), net	6.6	0.1	32.0			38.7
Equity in earnings (losses) of unconsolidated affiliates	22.0	0.6	(0.9)			21.7

Earnings before interest, income taxes and non-controlling interest	$266.5	$21.9	$40.0		$(7.9)	$320.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

	Year Ended December 31, 2010
	Financial Services	Customer Communications	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,145.8	$556.0	$11.8	$		$1,713.6
Intersegment operating revenues	10.9	8.1	46.0		(65.0)
Out-of-pocket reimbursements	44.6	575.8	0.4		(5.9)	614.9

Total revenues	1,201.3	1,139.9	58.2		(70.9)	2,328.5
Costs and expenses	848.3	1,013.3	47.3		(60.4)	1,848.5
Depreciation and amortization (including goodwill impairment)	79.4	47.8	10.8		(2.6)	135.4

Income (loss) from operations	273.6	78.8	0.1		(7.9)	344.6
Other expense, net	(0.3)	0.7	141.3			141.7
Equity in earnings (losses) of unconsolidated affiliates	36.5	0.1	(0.2)			36.4

Earnings before interest, income taxes and non-controlling interest	$309.8	$79.6	$141.2		$(7.9)	$522.7

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expenses of $43.5 million, $46.5 million and $46.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, are equal to the Company's income before income taxes and non-controlling interest on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues(1):
U.S.	$2,105.1	$1,954.0	$2,061.0
Foreign revenues
U.K.	279.6	242.9	133.8
Canada	65.1	60.7	49.7
Australia	74.2	66.3	45.7
Others	52.6	64.8	38.3

Total foreign revenues	471.5	434.7	267.5

Total revenues	$2,576.6	$2,388.7	$2,328.5

(1)
Revenues are attributed to countries based on location of the client.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2012	2011
Financial Services	$1,971.1	$1,799.5
Customer Communications	385.5	476.9
Investments and Other	1,102.3	1,220.8
Elimination Adjustments	(66.4)	(68.6)

	$3,392.5	$3,428.6

Information concerning the long-lived assets (properties and other non-current assets) of principal geographic areas is as follows (in millions):

	December 31,
	2012	2011
Long-lived assets:
U.S.	$414.9	$434.7

Foreign long-lived assets
U.K.	82.7	91.8
Canada	29.9	23.2
Australia	6.3	7.4
Others	4.5	5.0

Total foreign	123.4	127.4

Total long-lived assets	$538.3	$562.1

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$475.9	$465.5	$464.0	$487.0	$1,892.4
Out-of-pocket reimbursements	177.3	167.3	168.0	171.6	684.2

Total revenues	653.2	632.8	632.0	658.6	2,576.6
Cost and expenses	559.1	539.6	544.4	559.8	2,202.9
Depreciation and amortization (including goodwill impairment)	34.0	42.3	40.5	99.6	216.4

Income from operations	60.1	50.9	47.1	(0.8)	157.3
Interest expense	(11.7)	(11.7)	(10.6)	(9.5)	(43.5)
Other income (expense), net	29.7	194.2	72.4	77.2	373.5
Equity in earnings of unconsolidated affiliates	5.3	1.4	3.1	22.4	32.2

Income before income taxes and non-controlling interest	83.4	234.8	112.0	89.3	519.5
Income taxes	28.1	89.9	26.1	51.4	195.5

Net income	55.3	144.9	85.9	37.9	324.0
Net loss attributable to non-controlling interest

Net income attributable to DST Systems, Inc.	$55.3	$144.9	$85.9	$37.9	$324.0

Average common shares outstanding	44.5	45.0	45.1	45.0	44.9
Basic earnings per share	$1.24	$3.22	$1.90	$0.84	$7.22	(1)
Average diluted shares outstanding	45.2	45.7	46.0	46.1	45.8
Diluted earnings per share	$1.22	$3.17	$1.87	$0.82	$7.08	(1)
Cash dividends per share of common stock	$0.40			$0.40	$0.80

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2012 quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2011
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
Operating revenues	$429.5		$424.1	$433.1	$457.3	$1,744.0
Out-of-pocket reimbursements	162.2		158.1	158.3	166.1	644.7

Total revenues	591.7		582.2	591.4	623.4	2,388.7
Cost and expenses	492.3		477.6	496.5	530.6	1,997.0
Depreciation and amortization	30.1		31.3	33.7	36.5	131.6

Income from operations	69.3		73.3	61.2	56.3	260.1
Interest expense	(11.7)		(12.0)	(10.9)	(11.9)	(46.5)
Other income, net	17.2		14.6	(4.5)	11.4	38.7
Equity in earnings of unconsolidated affiliates	8.4		7.2	1.7	4.4	21.7

Income before income taxes and non-controlling interest	83.2		83.1	47.5	60.2	274.0
Income taxes	30.1		28.7	14.0	23.0	95.8

Net income	53.1		54.4	33.5	37.2	178.2
Net loss attributable to non-controlling interest	0.3		0.8	1.8	2.0	4.9

Net income attributable to DST Systems, Inc.	$53.4		$55.2	$35.3	$39.2	$183.1

Average common shares outstanding	46.4		46.5	45.8	44.1	45.7
Basic earnings per share	$1.15		$1.19	$0.77	$0.89	$4.01	(1)
Average diluted shares outstanding	47.0		47.2	46.4	44.7	46.3
Diluted earnings per share	$1.14		$1.17	$0.76	$0.88	$3.95	(1)
Cash dividends per share of common stock	$0.35	$		$0.35		$0.70

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

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 14, 2013 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

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

(d)   Code of Ethics

The Company has adopted Standards of Business Conduct (the "Standards") that apply to directors, officers (including, among others, the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Standards on its Internet website at www.dstsystems.com. The Company will also post on this Internet website certain amendments to, or waivers from, a provision of its Standards that apply to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

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

The following table provides information as of December 31, 2012 about DST stock that may be issued under the DST Systems, Inc. 2005 Equity Incentive Plan (the "2005 Plan") upon the exercise of options, warrants and rights, as well as other year-end information about our equity compensation plans.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2012(#)		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2012 under equity compensation plans (excluding securities reflected in column A)(#)
Equity compensation plans approved by stockholders	2,584,598	(1)	$30.13	(1)(2)	5,971,917	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP")	None		None		589,844	(4)
Equity compensation plans not approved by stockholders	None		None		None

(1)
The number shown does not include:

•
Restricted DST stock issued under the 2005 Plan. The number of shares of restricted stock outstanding under the 2005 Plan as of December 31, 2012, is 65,728.

•
Service awards of DST stock that may be earned under the 2005 Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares earned under the 2005 Plan for anniversaries reached during the year ended December 31, 2012 is 17,000. The average grant price of shares granted as service awards during 2012 was $56.47.

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

The consolidated financial statements consist of the following:

  1.
  Consolidated Balance Sheets as of December 31, 2012 and 2011;

  2.
  Consolidated Statement of Income for the three years ended December 31, 2012;

  3.
  Consolidated Statement of Comprehensive Income for the three years ended December 31, 2012;

  4.
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2012;

  5.
  Consolidated Statement of Cash Flows for the three years ended December 31, 2012.

  6.
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
2.4
Merger Agreement, dated as of July 19, 2011, by and among DST Systems, Inc., Kettle Holdings, Inc., ALPS Holdings, Inc. and LM ALPS SR LLC, on behalf of the Company Stockholders and Participating Optionholders, which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 21, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.4.

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

  10.2
  The Company's Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), as amended effective September 30, 2007 as described in the Company's Current Report on Form 8-K filed on October 4, 2007 (Commission File No. 1-14036), and as further amended effective January 1, 2009, as described in the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.*

  10.3
  The Company's Supplemental Executive Retirement Plan, amended and restated as of January 1, 2009 and terminated effective December 31, 2012, which is attached as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3.*

  10.4
  The Company's Directors' Deferred Fee Plan, amended and restated as of January 1, 2009, which is attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.*

  10.5
  The Company's Director's Deferred Fee Plan, amended and restated as of March 30, 1994 and terminated effective August 31, 1995, which is attached as Exhibit 10.1 to this Form 10-K, is hereby incorporated by reference as Exhibit 10.5.*

  10.6
  The Sixth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Executive Plan, Supplemental Executive Retirement Plan, and Incentive Deferred Cash Program, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.*

  10.7
  The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Directors' Deferred Fees, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated August 3, 2011, which is attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.*

  10.8
  The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Employment Continuation Agreement, dated August 3, 2011, between the Company as Settlor and Marshall & Ilsley, which is attached to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.*

  10.9
  The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Incentive Compensation, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.9.*

  10.10
  The Employment Agreement between the Company and Thomas A. McDonnell, amended and restated as of December 31, 2008, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.*

  10.11
  The Employment Agreement between the Company and Kenneth V. Hager, amended and restated as of December 31, 2008, which is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.*

  10.12
  The Employment Agreement between the Company and Thomas R. Abraham, amended and restated as of December 31, 2008, which is attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.*

  10.13
  The Employment Agreement between the Company and Stephen C. Hooley, dated as of June 30, 2009, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13.*

  10.14
  The Retirement Agreement between the Company and Thomas A. McDonnell, dated September 12, 2012, which is attached as Exhibit 10.1 to the Company's Report on Form 8-K filed on September 12, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.*

  10.15
  The Retirement Agreement between and Thomas R. Abraham, dated November 28, 2012, which is attached to this Form 10-K as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.15.*

  10.16
  The Company's 2005 Equity Incentive Plan, amended and restated as of September 12, 2012, which is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.*

  10.17.1
  The Company's 2005 Non-Employee Directors' Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.1.*

  10.17.2
  The First Amendment to the 2005 Non-Employee Directors' Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.2.*

  10.18
  The Form of Deferred Cash Award Agreement, which is attached to this Form 10-K as Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.18.*

  10.19
  The Form of Stock Option Award Agreement (time vesting), which is attached as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.19.*

  10.20
  The Form of Restricted Stock Unit Agreement (time vesting), which is attached to this Form 10-K as Exhibit 10.4, is hereby incorporated by reference as Exhibit 10.20.*

  10.21
  The Form of Restricted Stock Unit Agreement (performance vesting), which is attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.21.*

  10.22
  The Form of Performance Stock Unit Agreement, which is attached to this Form 10-K as Exhibit 10.5, is hereby incorporated by reference as Exhibit 10.22.*

  10.23.1
  The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of April 16, 2010 ("Syndicated Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.1.

  10.23.2
  The First Amendment, dated as of August 9, 2010, to the Syndicated Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.2.

  10.23.3
  The Second Amendment to the Syndicated Agreement, dated as of June 30, 2011, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.3.

  10.23.4
  The Third Amendment to the Syndicated Agreement, dated as of December 12, 2011, which amendment is attached as Exhibit 10.21.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.23.4.

  10.23.5
  The Fourth Amendment to the Syndicated Agreement, dated as of November 27, 2012, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.5.

  10.24.1
  The Receivables Purchase Agreement, among Fountain City Finance, LLC; Enterprise Funding Company LLC; Bank of America, National Association; the Company and certain Company subsidiaries, dated May 21, 2009 (the "Receivables Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.1.

  10.24.2
  The First Amendment, dated as of June 30, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.2.

  10.24.3
  The Second Amendment, dated as of December 31, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.3.

  10.24.4
  The Third Amendment, dated as of March 30, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.4.

  10.24.5
  The Fourth Amendment, dated as of May 20, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.5.

  10.24.6
  The Fifth Amendment, dated as of May 19, 2011, to Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.6.

  10.24.7
  The Sixth Amendment, dated as of December 22, 2011, to Receivables Agreement, which amendment is attached as Exhibit 10.22.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.24.7.

  10.24.8
  The Seventh Amendment, dated as of May 17, 2012, to Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.8.

  10.25
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

  10.26
  Term Letter Loan Agreement, amended and restated as of May 17, 2012, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.

  10.27
  The Series C Indenture and Supplement No. 1 Thereto (see Exhibits 4.8.1 and 4.8.2).

  10.28
  The Rights Agreement. (See Exhibit 4.3.1)

  10.29
  The 2003 Registration Rights Agreement. (See Exhibit 4.9)

  10.30
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

24.   Power of attorney

Not applicable.

31.   Rule 13a-14(a) Certifications

  31.1
  Certification of Stephen C. Hooley, Chief Executive Officer of Registrant, is attached hereto as Exhibit 31.1.

  31.2
  Certification of Kenneth V. Hager, Chief Financial Officer of Registrant, is attached hereto as Exhibit 31.2.

32.   Section 1350 Certifications

Certification pursuant to 18 U.S.C. Section 1350 of Stephen C. Hooley, Chief Executive Officer of Registrant, and Kenneth V. Hager, Chief Financial Officer of Registrant, is attached hereto as Exhibit 32.

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

DST SYSTEMS, INC.
By:	/s/ STEPHEN C. HOOLEY Stephen C. Hooley Chief Executive Officer, President and Director

Dated: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 1, 2013.

/s/ A. EDWARD ALLINSON A. Edward Allinson Director	/s/ STEPHEN C. HOOLEY Stephen C. Hooley Chief Executive Officer, President and Director
/s/ GEORGE L. ARGYROS George L. Argyros Director	/s/ KENNETH V. HAGER Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ LOWELL L. BRYAN Lowell L. Bryan Director	/s/ GREGG WM. GIVENS Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ LAWRENCE M. HIGBY Lawrence M. Higby Director
/s/ BRENT L. LAW Brent L. Law Director
/s/ SAMUEL G. LISS Samuel G. Liss Director
/s/ TRAVIS E. REED Travis E. Reed Director

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2012
Index to Exhibits

The following Exhibits are attached to and incorporated by reference in this Annual Report on Form 10-K. See Part IV above for a complete list of exhibits. The exhibits listed below are not included in the printed Form 10-K, but are on file with the Securities and Exchange Commission.

10.1	The Termination Directors' Deferred Fee Plan
10.2	The Retirement Agreement between the Company and Thomas R. Abraham
10.3	The Form of Deferred Cash Award Agreement
10.4	The Form of Restricted Stock Unit Agreement (time vesting)
10.5	The Form of Performance Stock Unit Agreement
12.1	The Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Stephen C. Hooley, Chief Executive Officer of Registrant.
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant.
32	Certification pursuant to 18 U.S.C. Section 1350 of Stephen C. Hooley, Chief Executive Officer of Registrant, and Kenneth V. Hager, Chief Financial Officer of Registrant.
101
The following financial information from DST's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheet at December 31, 2012 and 2011, (iii) the Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.