Form 10-Q
period 2013-03-31
DST SYSTEMS INC
filed 2013-05-07
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2013:
Common Stock $0.01 par value — 43,906,173

DST Systems, Inc.
Form 10-Q
March 31, 2013

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$120.8	$88.3
Funds held on behalf of clients	333.4	398.9
Client funding receivable	49.5	43.8
Accounts receivable	356.4	360.5
Other assets	70.4	62.8
	930.5	954.3

Investments	971.4	922.1
Unconsolidated affiliates	390.8	403.0
Properties	468.7	475.0
Intangible assets	148.9	152.7
Goodwill	422.6	422.1
Other assets	84.4	63.3
Total assets	$3,417.3	$3,392.5

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$564.5	$519.4
Client funds obligations	382.9	442.7
Accounts payable	95.3	94.1
Accrued compensation and benefits	101.7	140.0
Deferred revenues and gains	78.6	67.6
Income taxes payable	30.3	9.5
Other liabilities	100.9	105.2
	1,354.2	1,378.5

Long-term debt	473.9	492.2
Income taxes payable	80.1	76.4
Deferred income taxes	300.6	296.2
Other liabilities	68.7	69.5
Total liabilities	2,277.5	2,312.8
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	203.3	234.3
Retained earnings	3,557.4	3,477.7
Treasury stock (51.2 million and 51.0 million shares, respectively), at cost	(2,912.6)	(2,890.1)
Accumulated other comprehensive income	290.7	256.8
Total stockholders’ equity	1,139.8	1,079.7
Total liabilities and stockholders’ equity	$3,417.3	$3,392.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating revenues	$495.2	$475.9
Out-of-pocket reimbursements	187.2	177.3

Total revenues	682.4	653.2

Costs and expenses	574.6	559.1
Depreciation and amortization	33.2	34.0

Income from operations	74.6	60.1

Interest expense	(9.6)	(11.7)
Other income, net	73.2	29.7
Equity in earnings of unconsolidated affiliates	5.6	5.3

Income before income taxes	143.8	83.4
Income taxes	50.6	28.1

Net income	$93.2	$55.3

Average common shares outstanding	44.3	44.5
Average diluted shares outstanding	45.6	45.2

Basic earnings per share	$2.10	$1.24
Diluted earnings per share	$2.04	$1.22
Cash dividends per share of common stock	$0.30	$0.40

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$93.2	$55.3

Other comprehensive income, net of tax and reclassifications to earnings:
Unrealized holding gains on available-for-sale securities	37.9	47.1
Unrealized gains on cash flow hedges	0.4	0.2
Foreign currency translation adjustments	(4.4)	0.3
Other comprehensive income	33.9	47.6

Comprehensive income	$127.1	$102.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows — operating activities:
Net income	$93.2	$55.3
Depreciation and amortization	33.2	34.0
Net gains on investments	(70.0)	(16.7)
Amortization of share based compensation	5.9	6.0
Equity in earnings of unconsolidated affiliates	(5.6)	(5.3)
Dividends from unconsolidated affiliates	0.2	0.2
Deferred income taxes	(1.0)	(0.5)
Changes in accounts receivable	4.0	(12.2)
Changes in other assets	(10.3)	(34.5)
Changes in accounts payable and accrued liabilities	(5.8)	26.5
Changes in income taxes payable	25.4	22.9
Changes in deferred revenues and gains	11.1	(9.8)
Changes in accrued compensation and benefits	(43.9)	(20.6)
Other, net	5.8	(2.5)
Total adjustments to net income	(51.0)	(12.5)
Net	42.2	42.8
Cash flows — investing activities:
Capital expenditures	(27.6)	(30.7)
Proceeds from unconsolidated affiliates	3.1	0.1
Investments in securities	(31.7)	(70.6)
Proceeds from sales/maturities of investments	133.6	89.1
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	44.8	(32.7)
Other, net	(17.8)	2.3
Net	104.4	(42.5)
Cash flows — financing activities:
Proceeds from issuance of common stock	12.2	38.5
Principal payments on debt	(15.1)	(5.4)
Net borrowings (payments) on revolving credit facilities	40.5	(17.9)
Net increase (decrease) in client funds obligations	(65.5)	36.6
Common stock repurchased	(74.1)	(26.3)
Payment for acquisition of non-controlling interest		(17.7)
Payment of cash dividends	(13.3)
Excess tax benefits from share based compensation	1.2	3.3
Net	(114.1)	11.1
Net increase in cash and cash equivalents	32.5	11.4
Cash and cash equivalents, beginning of period	88.3	40.9
Cash and cash equivalents, end of period	$120.8	$52.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2013, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

New Authoritative Accounting Guidance

Comprehensive Income

On January 1, 2013, DST adopted new authoritative accounting guidance that modifies the reporting of reclassifications out of accumulated other comprehensive income. The standard requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statement of income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

2.  Client Funds/Obligations

The Company had $333.4 million and $398.9 million of funds held on behalf of clients at March 31, 2013 and December 31, 2012, respectively.  Included in these amounts were $4.2 million and $11.8 million of fixed-income marketable securities at March 31, 2013 and December 31, 2012, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at March 31, 2013 and December 31, 2012.  During the three months ended March 31, 2013 and 2012, the Company received $29.7 million and $31.3 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three months ended March 31, 2013 and 2012.

3.  Investments

Investments are as follows (in millions):

	Carrying Value
	March 31, 2013	December 31, 2012
Available-for-sale securities:
State Street Corporation	$518.8	$436.3
Other available-for-sale securities	163.1	175.2
	681.9	611.5
Other:
Trading securities	52.6	46.8
Held-to-maturity		14.9
Cost method, private equity and other investments	236.9	248.9
	289.5	310.6
Total investments	$971.4	$922.1

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2013	December 31, 2012
Book cost basis	$209.9	$200.9
Gross unrealized gains	473.0	412.5
Gross unrealized losses	(1.0)	(1.9)
Market value	$681.9	$611.5

During the three months ended March 31, 2013 and 2012, the Company received $94.3 million and $56.0 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $69.1 million and $16.5 million and gross realized losses of $0.4 million and $1.1 million were recorded during the three months ended March 31, 2013 and 2012, respectively, from the sale of available-for-sale securities.

In addition, the Company recorded unrealized losses on available-for-sale securities of $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, related to other than temporary investment impairments.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Common Stock	$15.5	$1.0	$	$	$15.5	$1.0

December 31, 2012
Common Stock	$25.7	$1.9	$	$	$25.7	$1.9

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2013 and 2012, the Company recorded $0.3 million and $0.4 million, respectively, of impairments on other investments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At March 31, 2013 and December 31, 2012, the Company’s carrying value of these private equity fund investments was approximately $220.2 million and $231.4 million, respectively.  At March 31, 2013, the Company had future capital commitments related to these private equity fund investments of approximately $11.9 million.

4.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	March 31, 2013	December 31, 2012
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$191.1	$189.3
International Financial Data Services, U.K.	50%	91.9	97.3
International Financial Data Services, L.P.	50%	68.2	68.9
Unconsolidated real estate and other affiliates		39.6	47.5
Total		$390.8	$403.0

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Boston Financial Data Services, Inc.	$1.8	$3.2
International Financial Data Services, U.K.	0.8	1.6
International Financial Data Services, L.P.	1.1	(0.1)
Unconsolidated real estate and other affiliates	1.9	0.6
	$5.6	$5.3

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

As of March 31, 2013 and December 31, 2012, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$712.8	$712.8	$	$
Investments in pooled funds	40.8		40.8
Fixed income securities	25.9		25.9
Deferred compensation liabilities	(52.6)	(52.6)
Interest rate swap liability	(1.6)		(1.6)
Total	$725.3	$660.2	$65.1	$

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$651.7	$651.7	$	$
Investments in pooled funds	47.9		47.9
Fixed income securities	18.4		18.4
Deferred compensation liabilities	(43.8)	(43.8)
Interest rate swap liability	(2.3)		(2.3)
Total	$671.9	$607.9	$64.0	$

At March 31, 2013 and December 31, 2012, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $68.8 million and $73.5 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$168.3	$37.6	$169.4	$36.0
Other	26.6	8.4	27.8	8.5
Total	$194.9	$46.0	$197.2	$44.5

Amortization expense of intangible assets for the three months ended March 31, 2013 and 2012 was approximately $3.8 million and $4.0 million, respectively.  Annual amortization for intangible assets recorded as of March 31, 2013 is estimated to be (in millions):

Remainder of 2013	$11.5
2014	14.9
2015	14.3
2016	14.1
2017	14.1
Thereafter	80.0
Total	$148.9

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2013, by Segment (in millions):

	December 31, 2012	Acquisitions	Disposals	Other	March 31, 2013
Financial Services	$389.0	$	$	$0.5	$389.5
Customer Communications	33.1				33.1
Total	$422.1	$	$	$0.5	$422.6

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31, 2013	December 31, 2012
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	13.1	14.5
Equipment credit facilities		12.0
Real estate credit agreement	100.8	101.7
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	91.9	90.1
Revolving credit facilities	78.6	31.1
Senior notes	370.0	370.0
Related party credit agreements	107.4	114.9
Other indebtedness	16.6	17.3
	1,038.4	1,011.6
Less current portion of debt	564.5	519.4
Long-term debt	$473.9	$492.2

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

At both March 31, 2013 and December 31, 2012, the outstanding amount under the program was $135.0 million.  During the three months ended March 31, 2013 and 2012, total proceeds from the accounts receivable securitization program were approximately $226.5 million and $222.9 million and total repayments were approximately $226.5 million and $222.9 million, respectively.

Series C convertible senior debentures

Holders of the Company's Series C convertible senior debentures were eligible to convert these bonds as of April 1, 2013 as a result of DST's common stock trading above 120% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ended March 31, 2013.  The senior debentures will continue to be convertible through June 30, 2013 and, as a result, they have been classified as a current liability as of March 31, 2013.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. Additionally, holders of unconverted bonds are eligible to receive contingent interest during the period from February 14, 2013 through August 15, 2013, as the average trading price of the Series C debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of the Series C debentures.

The Company has received notification of conversions during the period from April 1, 2013 through April 30, 2013, resulting in an estimated cash settlement of approximately $39.5 million during the second quarter of 2013, of which $29.7 million is the accreted principal and accrued interest of the bonds. Cash will be used to settle the accreted principal, accrued and unpaid interest and conversion value over the principal and accrued and unpaid interest amounts of these conversions.

Fair Value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and Senior Notes, is considered to approximate fair value at March 31, 2013.  The estimated fair value of the convertible debentures and Senior Notes was derived principally from quoted prices from similar assets (Level 2 in the fair value hierarchy).

As of March 31, 2013, the carrying and estimated fair value of the Series C convertible senior debentures and Senior Notes were as follows (in millions):

	March 31, 2013
	Carrying Value	Estimated Fair Value
Convertible senior debentures - Series C	$91.9	$123.6
Senior Notes - Series A	40.0	41.3
Senior Notes - Series B	105.0	113.3
Senior Notes - Series C	65.0	71.1
Senior Notes - Series D	160.0	179.0
Total	$461.9	$528.3

8.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 35.2% for the three months ended March 31, 2013 compared to 33.7% for the three months ended March 31, 2012.

The Company had previously filed federal income tax refund claims for research and experimentation credits. The Company recorded an income tax benefit of $2.0 million during the three months ended March 31, 2013 resulting from a resolution reached with the IRS in regards to the 2008 and 2009 refund claims.  This income tax benefit relates to the resolved claim years and certain post-audit periods that are still subject to examination.

The full year 2013 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

9.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income	$93.2	$55.3

Average common shares outstanding	44.3	44.5
Incremental shares from restricted stock units, stock options and convertible debentures	1.3	0.7
Average diluted shares outstanding	45.6	45.2

Basic earnings per share	$2.10	$1.24
Diluted earnings per share	$2.04	$1.22

The Company had approximately 44.1 million and 44.9 million shares outstanding at March 31, 2013 and 2012, respectively.  There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2013, as compared to 0.8 million for the three months ended March 31, 2012.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At March 31, 2013, outstanding Series C debentures would be convertible into 1.8 million shares of common stock, subject to adjustment.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three months ended March 31, 2013, the dilutive effect of the debentures was 0.4 million shares related to the Company's average share price exceeding accreted bond price per share. For the three months ended March 31, 2012 the dilutive effect of debentures was not significant.

Share Based Compensation

The Company has share based compensation plans covering its employees and non-employee directors.  During the three months ended March 31, 2013, the Company granted approximately 0.5 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units (“PSU's”).  A portion of the RSU grants contain performance features.  Additionally, during the three months ended March 31, 2013, the Company had 0.7 million RSU's vest primarily as the result of the achievement of the performance features. At March 31, 2013, the Company had outstanding 0.6 million unvested RSU’s and 1.4 million stock options (of which 0.5 million are not yet exercisable).

The Company recognized share based compensation expense of $5.9 million during the three months ended March 31, 2013, as compared to $6.0 million during the three months ended March 31, 2012.

At March 31, 2013, the Company had $32.6 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock unit grants will be approximately $12.3 million for the remainder of 2013, $11.2 million for 2014, $8.0 million for 2015 and $1.1 million for 2016, based on awards currently outstanding.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$253.7	$(1.4)	$4.5	$256.8

Net current period other comprehensive income (loss)	37.9	0.4	(4.4)	33.9

Balance, March 31, 2013	$291.6	$(1.0)	$0.1	$290.7

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	March 31,
	2013		2012
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains on available-for-sale securities	$130.0	$79.7	$92.4	$56.3
Reclassification of gains into net earnings on available-for-sale securities (1)	(68.5)	(41.8)	(15.1)	(9.2)
Gains on available-for-sale securities	61.5	37.9	77.3	47.1
Cash flow hedges:
Unrealized losses on cash flow hedges			(0.3)	(0.2)
Reclassification of losses into net earnings on cash flow hedges (2)	0.7	0.4	0.7	0.4
Gains on cash flow hedges	0.7	0.4	0.4	0.2
Cumulative translation adjustments	(4.5)	(4.4)	(0.9)	0.3
Total other comprehensive income	$57.7	$33.9	$76.8	$47.6
(1) Realized (gains)/losses on available for sale securities are recognized in other income, net.
(2) Reclassification to net earnings of derivatives qualifying as effective cash flow hedges are recognized in interest expense.

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $68.8 million and $73.5 million at March 31, 2013 and December 31, 2012, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $34.4 million and $36.8 million at March 31, 2013 and December 31, 2012, respectively.  The Company records in Investments and Accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both March 31, 2013 and December 31, 2012, no interest rate swap liability was recorded in the consolidated financial statements.

Stock repurchases

The Company repurchased approximately 0.8 million shares of DST common stock for $52.5 million during the three months ended March 31, 2013, resulting in approximately $200.0 million remaining under the Company’s existing share repurchase plan.  No shares were repurchased during the three months ended March 31, 2012.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $21.6 million and $26.3 million during the three months ended March 31, 2013 and 2012, respectively.

Dividends

On January 30, 2013, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per common share.  The total dividend was $13.5 million, of which $13.3 million was paid in March 2013.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend.

10.  Commitments and Contingencies

The Company has letters of credit of $7.2 million outstanding at both March 31, 2013 and December 31, 2012.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2013 and December 31, 2012 were not significant.

The Company has received a regulatory inquiry regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services (‘‘CMS’’), during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  The Company is in discussions as to the accuracy of such information and as to any civil penalties that might be assessed against the Company relative to any inaccuracies.  The regulator has broad statutory authority in determining the resolution of the inquiry.  There can be no assurance that the loss accrual for this inquiry will be sufficient to resolve the matter. Although the ultimate resolution and impact of this inquiry is not presently determinable, the Company's management believes the eventual outcome of such inquiry will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

The Company received a legal claim relating to a 2001 international software development agreement.  Although the software was never completed, the counterparty to the agreement has asserted that DST’s failure to accept the software has resulted in direct damages ranging up to approximately $10.0 million. Claims for interest and other indirect damages could also be asserted.  A District Court and a Court of Appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met.  In October 2011, a Court of Appeals ruled that the parties need to engage an expert to decide whether the software met the acceptance criteria.  The Company is vigorously defending the case.  Although the ultimate resolution and impact of this litigation is not presently determinable, the Company’s management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

As of March 31, 2013, the Company has $7.9 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, there is a reasonable possibility that losses in excess of the amounts accrued exists. The Company currently cannot make an estimate of possible outcomes or estimate the amount or range of additional reasonably possible losses beyond what has been disclosed.

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

Guarantees

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

The Company entered into an agreement to guarantee up to $3.0 million related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At March 31, 2013 and December 31, 2012, total borrowings on the loan were $28.9 million and $29.1 million, respectively, and the Company’s guarantee totaled $1.5 million at both March 31, 2013 and December 31, 2012.

The Company entered into an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At March 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

In addition to the guarantees entered into as mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Included below are examples of such indemnity obligations.

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

Except for the $0.8 million guarantee described above that has been accrued, at March 31, 2013 and December 31, 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

11.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products.  These business units are reported as two operating segments (Financial Services and Customer Communications).  In addition, investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2013	December 31, 2012
Financial Services	$1,927.0	$1,971.1
Customer Communications	378.9	385.5
Investments and Other	1,177.0	1,102.3
Elimination Adjustments	(65.6)	(66.4)
	$3,417.3	$3,392.5

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2013
	Financial Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$318.1	$173.2	$3.9	$	$495.2
Intersegment operating revenues	2.2	2.0	10.3	(14.5)
Out-of-pocket reimbursements	13.3	175.9		(2.0)	187.2
Total revenues	333.6	351.1	14.2	(16.5)	682.4

Costs and expenses	258.6	321.1	8.8	(13.9)	574.6
Depreciation and amortization	20.5	10.8	2.5	(0.6)	33.2

Income (loss) from operations	54.5	19.2	2.9	(2.0)	74.6
Other income (loss), net	(4.4)	(0.8)	78.4		73.2
Equity in earnings of unconsolidated affiliates	3.6	0.1	1.9		5.6

Earnings (loss) before interest and income taxes	$53.7	$18.5	$83.2	$(2.0)	$153.4

	Three Months Ended March 31, 2012
	Financial Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$309.1	$163.4	$3.4	$	$475.9
Intersegment operating revenues	2.0	2.0	11.0	(15.0)
Out-of-pocket reimbursements	14.5	164.7	0.1	(2.0)	177.3
Total revenues	325.6	330.1	14.5	(17.0)	653.2

Costs and expenses	252.5	311.9	9.0	(14.3)	559.1
Depreciation and amortization	21.0	11.0	2.7	(0.7)	34.0

Income (loss) from operations	52.1	7.2	2.8	(2.0)	60.1
Other income, net	5.0		24.7		29.7
Equity in earnings of unconsolidated affiliates	4.5	0.2	0.6		5.3

Earnings (loss) before interest and income taxes	$61.6	$7.4	$28.1	$(2.0)	$95.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $9.6 million and $11.7 million for the three months ended March 31, 2013 and 2012 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

INTRODUCTION

DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing solutions and services. In addition to technology products and services, DST also provides integrated print and electronic statement and billing solutions. DST's data centers provide technology infrastructure support for asset management, insurance and healthcare companies around the globe. These business units are reported as two operating segments, Financial Services and Customer Communications. In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.
A summary of each of the Company's Segments follows:
Financial Services
The Company's Financial Services Segment provides a variety of solutions principally to the asset management, brokerage, retirement, insurance and healthcare industries.
The Company has developed a number of proprietary systems that are integrated into its solutions including the following:

•	Shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors,

•	Investment management systems offered to U.S. and international investment managers and fund accountants,

•	Defined‑contribution participant recordkeeping system for the U.S. retirement plan market,

•
Medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers, and

•	Business process management and customer contact system offered to a broad variety of industries.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the United States (“U.S.”), United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.
Customer Communications
The Company's Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win-back customers. By delivering information in the desired combination of print, digital and archival formats, the Company helps its clients deliver better customer experiences at each point of interaction.
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
The Company owns and operates real estate mostly in North America, primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Investments and Other Segment also holds investments in available-for-sale equity securities, including 8.8 million shares of State Street Corporation “State Street” as of March 31, 2013 with a market value of $518.8 million based on closing exchange value.

Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations.  Processing and Customer Communications volumes for mutual fund customers are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Revenues
Operating revenues
Financial Services	$320.3	$311.1
Customer Communications	175.2	165.4
Investments and Other	14.2	14.4
Elimination Adjustments	(14.5)	(15.0)
	495.2	475.9
% change from prior year period	4.1%

Out-of-pocket reimbursements
Financial Services	13.3	14.5
Customer Communications	175.9	164.7
Investments and Other		0.1
Elimination Adjustments	(2.0)	(2.0)
	187.2	177.3
% change from prior year period	5.6%

Total revenues	$682.4	$653.2
% change from prior year period	4.5%

Income from operations
Financial Services	$54.5	$52.1
Customer Communications	19.2	7.2
Investments and Other	2.9	2.8
Elimination Adjustments	(2.0)	(2.0)
	74.6	60.1

Interest expense	(9.6)	(11.7)
Other income, net	73.2	29.7
Equity in earnings of unconsolidated affiliates	5.6	5.3
Income before income taxes	143.8	83.4
Income taxes	50.6	28.1
Net income	$93.2	$55.3

Basic earnings per share	$2.10	$1.24
Diluted earnings per share	$2.04	$1.22
Non-GAAP diluted earnings per share	$0.99	$1.05
Cash dividends per share of common stock	$0.30	$0.40

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2013 were $682.4 million, an increase of $29.2 million or 4.5% compared to the three months ended March 31, 2012.  Consolidated operating revenues for the three months ended March 31, 2013 increased $19.3 million or 4.1% as compared to the same periods in 2012.  The increase in consolidated operating revenues during the three months ended March 31, 2013 was attributable to an increase of $9.2 million in the Financial Services Segment and $9.8 million in the Customer Communications Segment.  The increase in Financial Services operating revenues for the three months ended March 31, 2013 is primarily from a $6.0 million contract termination payment received from the partial termination of a retirement business client during first quarter 2013.  Increased operating revenues from DST HealthCare, DST Retirement Solutions, ALPS and DST Brokerage Solutions were partially offset by lower operating revenues from mutual fund registered shareowner account processing and AWD software license and professional services. The increase in Customer Communications operating revenues for the three months ended March 31, 2013 is primarily from new client volumes in North America, partially offset by decreased revenues in the United Kingdom.

Consolidated OOP reimbursements for the three months ended March 31, 2013 increased $9.9 million or 5.6% as compared to the same periods in 2012.  OOP reimbursements for Customer Communications increased $11.2 million or 6.8% for the three months ended March 31, 2013, as compared to the same periods in 2012.  The increase in Customer Communications OOP reimbursements is attributable to higher volumes from new clients.  The decrease in Financial Services OOP reimbursements during the three months ended March 31, 2013 is primarily due to lower mutual fund registered shareowner account processing.

Income from operations

Consolidated income from operations for the three months ended March 31, 2013, was $74.6 million, an increase of $14.5 million or 24.1% as compared to the same period in 2012.  The increase in operating income during the three months ended March 31, 2013 was attributable to an increase of $2.4 million or 4.6% in Financial Services, $12.0 million in Customer Communications, and $0.1 million in Investments and Other.

Increased Financial Services operating revenues were partially offset by increased employee and other costs associated with acquiring and supporting new business, a $2.5 million incremental loss accrual related to a regulatory inquiry regarding the processing of pharmacy claims and from lower software license income. Customer Communications income from operations increased $12.0 million during the three months ended March 31, 2013 primarily due to new client revenue in North America and lower costs from facility consolidations and reduced headcount in the U.K.  The increase in Investments and Other operating income for the three months ended March 31, 2013 primarily results from lower depreciation expense and operating costs.

Interest expense

Interest expense for the three months ended March 31, 2013 was $9.6 million, a decrease of $2.1 million, as compared to the three months ended March 31, 2012, principally from lower weighted average debt balances outstanding and lower weighted average interest rates.

Other income, net

The components of Other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net realized gains from sale of available-for-sale securities	$68.7	$15.4
Net gain on private equity funds and other investments	3.8	2.4
Other than temporary impairments	(0.2)	(0.3)
Dividend income	3.3	5.7
Interest income	1.1	1.0
Foreign currency gain (loss)	(6.6)	1.1
Miscellaneous items	3.1	4.4
Other income, net	$73.2	$29.7

The Company recorded net gains from the sale of available-for-sale securities of $68.7 million during the three months ended March 31, 2013, an increase of $53.3 million as compared to the same period in 2012. Included in the $68.7 million of net gains from the sale of available-for-sale securities for the three months ended March 31, 2013 is a $24.1 million gain from the sale of approximately 0.5 million shares of State Street Corporation.

The Company recognized a net gain of $3.8 million on private equity funds and other investments for the three months ended March 31, 2013, as compared to a net gain of $2.4 million for the three months ended March 31, 2012.

The Company receives dividend income from certain investments held.  Dividend income was $3.3 million for the three months ended March 31, 2013, as compared to $5.7 million for the three months ended March 31, 2012.  The decline in dividend income for the three months ended March 31, 2013 as compared to March 31, 2012 is primarily due to the sale of the Company's shares in Computershare Ltd in 2012.

The Company had unrealized losses on foreign currency translation of $6.6 million during the three months ended March 31, 2013 as compared to unrealized gains on foreign currency translation of $1.1 million during the three months ended March 31, 2012. The majority of the 2013 foreign currency loss was caused by negative movements in the U.K. pound versus the U.S. dollar on an intercompany loan that is expected to be repaid over the next five years.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a gain of $3.1 million for the three months ended March 31, 2013 compared to a gain of $4.4 million for the three months ended March 31, 2012.  The decrease in miscellaneous items is primarily attributable to lower unrealized gains on trading securities and other non-operational losses incurred.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates, is as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
BFDS	$1.8	$3.2
IFDS, U.K.	0.8	1.6
IFDS, L.P.	1.1	(0.1)
Other	1.9	0.6
	$5.6	$5.3

DST’s equity in earnings of unconsolidated affiliates increased $0.3 million for the three months ended March 31, 2013.

DST’s equity in BFDS earnings decreased $1.4 million as compared to the three months ended March 31, 2012 primarily from lower revenues associated with reduced levels of accounts serviced.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily client cash balances invested by BFDS were $1.4 billion during the three months ended March 31, 2013, as compared to $1.2 billion during the three months ended March 31, 2012.  Average interest rates earned on the balances increased from 0.10% during the three months ended March 31, 2012 to 0.14% during the three months ended March 31, 2013.

DST’s equity in earnings of IFDS, U.K. decreased $0.8 million during the three months ended March 31, 2013, as compared to the same period in 2012.  The decline in IFDS U.K. earnings is attributable to costs for new product development initiatives and costs associated with client conversion activities.  Shareowner accounts serviced by IFDS U.K. were 9.5 million at March 31, 2013, an increase of 0.1 million accounts or 1.1% from December 31, 2012 and an increase of 1.3 million accounts or 15.9% from March 31, 2012.  The increase in accounts is attributable to organic account growth during the three months ended March 31, 2013. As previously announced, IFDS U.K. is in the process of converting new shareowner processing clients with approximately 0.2 million accounts which are scheduled to convert by June 30, 2013.  New product development and client conversion costs are expected to continue to affect IFDS U.K. earnings.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) increased $1.2 million during the three months ended March 31, 2013, as compared to the same period in 2012.  The increase in IFDS L.P. earnings during the three months ended March 31, 2013 was primarily attributable to higher revenues from a new client in Canada that converted 1.1 million accounts in fourth quarter 2012, partially offset by increased operating costs to support the new client and decreased earnings from a Canadian real estate partnership that was sold in December 2012.  Shareowner accounts serviced by IFDS Canada were 11.5 million at March 31, 2013, an increase of 0.2 million accounts or 1.8% from December 31, 2012 and an increase of 1.1 million accounts or 10.6% from March 31, 2012.   The increase in accounts from December 31, 2012 is attributable to organic account growth.

DST’s equity in earnings of other unconsolidated affiliates increased $1.3 million during the three months ended March 31, 2013, as compared to the same periods in 2012, primarily from improved performance at DST’s real estate and other affiliates.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 35.2% for the three months ended March 31, 2013, compared to 33.7% for the three months ended March 31, 2012. A change in the proportional mix of domestic and international income caused an increase in the tax rate in 2013 as compared to 2012. The increase was partially offset by $2.0 million of federal research and experimentation credits recorded during the three months ended March 31, 2013. The Company had previously filed federal income tax claims for research and experimentation credits. During first quarter 2013, the Company and the IRS reached a resolution in regards to the 2008 and 2009 refund claims. This income tax credit relates to the resolved claim years and certain post-audit periods that are still subject to examination.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 36.1% for full year 2013, but the rate for the remainder of the year is estimated to vary on a quarterly basis between 35.5% and 38.5% depending on the amount and timing of estimated 2013 sources of taxable income (e.g. domestic consolidated, international, and/or joint venture).  The full year 2013 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Comprehensive income

The Company recorded comprehensive income of $127.1 million for the three months ended March 31, 2013 compared to comprehensive income of $102.9 million for the three months ended March 31, 2012.  Comprehensive income includes net income of $93.2 million for the three months ended March 31, 2013 compared to $55.3 million for the three months ended

March 31, 2012, and other comprehensive income of $33.9 million for the three months ended March 31, 2013 compared to other comprehensive income of $47.6 million for the three months ended March 31, 2012, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on cash flow hedges, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Business Segment Comparisons
FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2013 were $333.6 million, an increase of $8.0 million or 2.5% as compared to the same period in 2012.  Financial Services Segment operating revenues for the three months ended March 31, 2013 were $320.3 million, an increase of $9.2 million or 3.0% as compared to the same period in 2012.  The increase in Financial Services operating revenues for the three months ended March 31, 2013 is primarily from a $6.0 million contract termination payment received from the partial termination of a retirement business client during first quarter 2013.  The partial contract termination payment occurred from the Company's client not completing the contractual conversion of certain defined contribution participants to DST's retirement platform as a result of a business acquisition impacting the Company's client. Additionally, increased operating revenues from DST HealthCare, DST Retirement Solutions, ALPS and DST Brokerage Solutions were partially offset by lower operating revenues from mutual fund registered shareowner account processing and AWD software license and professional services.

U.S. operating revenues for the three months ended March 31, 2013 were $285.8 million, an increase of $10.6 million or 3.9% as compared to the same periods in 2012.  U.S. operating revenues for the three months ended March 31, 2013 increased primarily from the partial contract termination payment received and increased operating revenues at DST HealthCare, DST Retirement Solutions, ALPS and DST Brokerage Solutions partially offset by lower operating revenues from mutual fund registered shareowner account processing.

International operating revenues for the three months ended March 31, 2013 were $34.5 million, a decrease of $1.4 million or 3.9% as compared to the same period in 2012.  International operating revenues for the three months ended March 31, 2013 decreased primarily from the decline in international AWD software license and professional services and from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.

Financial Services Segment OOP reimbursement revenues for the three months ended March 31, 2013 were $13.3 million, a decrease of $1.2 million or 8.3% as compared to the same period in 2012.  The decrease during the three months ended March 31, 2013 is primarily due to lower mutual fund registered shareowner account processing.

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended
	March 31,
	2013	2012
Registered Accounts
Beginning balance	75.7	85.1
New client conversions	0.3	0.5
Subaccounting conversions to DST platforms	(0.7)	(1.7)
Subaccounting conversions to non-DST platforms	(0.7)	(1.4)
Organic growth	0.4	0.3
Ending balance	75.0	82.8

Subaccounts
Beginning balance	12.4	14.6
New client conversions	5.7
Conversions from non-DST registered platforms	0.5	0.1
Conversions from DST’s registered accounts	0.7	1.7
Organic growth	0.7	0.3
Ending balance	20.0	16.7

Total accounts	95.0	99.5

Total shareowner accounts serviced at March 31, 2013 increased 6.9 million accounts or 7.8% from December 31, 2012 and decreased 4.5 million accounts or 4.5% from March 31, 2012.

Registered accounts decreased 0.7 million accounts or 0.9% from December 31, 2012 and decreased 7.8 million accounts or 9.4% from March 31, 2012.  The decline in registered accounts from March 31, 2012 to March 31, 2013 is from accounts converting to subaccounting platforms and to non-DST platforms.

Tax-advantaged accounts were 41.4 million at both March 31, 2013 and December 31, 2012.  Tax-advantaged accounts decreased 1.3 million accounts or 3.0% as compared to March 31, 2012.  Tax-advantaged accounts represent 55.2% of total registered accounts serviced at March 31, 2013 as compared to 51.6% at March 31, 2012.

	March 31, 2013	December 31, 2012	March 31, 2012
U.S. registered tax-advantaged accounts
IRA mutual fund accounts	23.4	23.5	24.2
Other retirement accounts	8.5	8.5	8.9
Section 529 and Educational IRA’s	9.5	9.4	9.6
	41.4	41.4	42.7

The Company currently expects conversions of registered accounts to subaccounts for 2013 to be between 5-6 million, of which approximately 25% of these accounts are expected to convert to DST’s subaccounting platform.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

DST Brokerage operating revenues increased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as a result of higher levels of subaccounts processed. The Company successfully converted 5.7 million subaccounts to DST's subaccounting platform in the first quarter of 2013. New subaccount conversions were approximately 0.3 million accounts in excess of DST's previous estimates.

ALPS operating revenues increased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 from market appreciation and new clients. The following table summarizes ALPS operating statistics (in billions):

	March 31,
	2013	2012
Assets Under Active Distribution	$72.5	$57.5
Assets Under Administration	115.5	94.2

DST Retirement operating revenues for the first quarter 2013 increased from first quarter 2012 from higher defined contribution participants processed. Total defined contribution participants processed were 7.1 million at March 31, 2013, an increase of 1.7 million participants from March 31, 2012 and an increase of 1.0 million from December 31, 2012.

To align with retirement plan industry reporting practices, beginning with first quarter 2013, DST will report total defined contribution participants on DST's retirement processing platform. Reporting periods prior to 2013 have been adjusted to conform to the current period reporting presentation. Total defined contribution participants include: 1) participants with account balances; 2) new employees in the process of becoming eligible to participate; 3) employees that have met plan eligibility requirements, but do not have account balances; and 4) terminated employees who are still treated as plan participants for purposes of annual plan compliance tests (such as participant discrimination tests) and for tax reporting purposes. As previously communicated, retirement plan record keepers generally experience an annual reduction in participants processed during the second quarter when tax and other compliance activities for the prior year are finalized.

 The following table summarizes changes in defined contribution participants serviced (in millions):

	Three Months Ended
	March 31,
	2013	2012
Total Defined Contribution Participants
Beginning balance, as adjusted	6.1	5.1
New client conversions	1.1
Organic growth (decline)	(0.1)	0.3
Ending balance	7.1	5.4

DST Retirement added 1.1 million participants from conversion activities in first quarter 2013. DST Retirement is incurring costs associated with first quarter 2013 participant conversions, as well as future conversions of previously announced new client participants (totaling approximately 2.3 million participants).
DST HealthCare operating revenues during the three months ended March 31, 2013 increased primarily from higher volumes of pharmacy claims processed.  In addition, DST HealthCare had new operating revenues from new full service healthcare clients that successfully converted to DST HealthCare's processing platform in first quarter 2013. The increase in pharmacy claims paid is associated with increased Medicare and Medicaid members.  The increase in covered lives is principally from organic growth within the existing customer base driven by Medicaid third party administration processing as well as new clients.

	March 31,
	2013	2012
Pharmacy claims paid	109.2	99.2
Covered lives using DST's medical processing platform	23.1	22.6

DST’s business process and document management revenues, including revenues associated with AWD, decreased during the three months ended March 31, 2013, from lower software license revenues and professional services.  Active AWD workstations at March 31, 2013 were 0.2 million, essentially unchanged as compared to December 31, 2012 and an increase of 3.7% from March 31, 2012.

DST Global Solutions investment management operating revenues during the three months ended March 31, 2013 were essentially unchanged from the same period in 2012. Increased operating revenues were partially offset by changes in foreign currency exchange rates.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $9.1 million of software license fee revenues for the three months ended March 31, 2013, a decrease of $3.1 million or 25.4% over the same period in 2012.  The decrease in software license fee revenues for the three months ended March 31, 2013 primarily reflects lower AWD software license fee revenues.  While license fee revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $258.6 million for the three months ended March 31, 2013, an increase of $6.1 million or 2.4% as compared to the same period in 2012.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $13.3 million for the three months ended March 31, 2013, a decrease of $1.2 million or 8.3% as compared to the same periods in 2012.

Excluding reimbursable operating expenses in 2013 and 2012, costs and expenses were $245.3 million for the three months ended March 31, 2013, an increase of $7.3 million or 3.1% as compared to the same period in 2012.  On this basis, the increase in costs and expenses is primarily from increased compensation and benefits costs and other operating costs associated with acquiring and supporting new business. In addition, costs and expenses includes a $2.5 million loss accrual recorded during the three months ended March 31, 2013 related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2013 were $20.5 million, a decrease of $0.5 million or 2.4% as compared to the same period in 2012.  The decrease during the three months ended March 31, 2013 was primarily from certain assets becoming fully depreciated.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2013 was $54.5 million, an increase of $2.4 million or 4.6% as compared to the same period in 2012.  The increase is attributable to higher operating revenues from receipt of a $6.0 million partial contract termination payment, offset by lower software license revenues, higher employee costs to support and acquire new business and a $2.5 million loss accrual described above.

CUSTOMER COMMUNICATIONS SEGMENT

Revenues

The following table presents the financial results and operating statistics of the Customer Communications Segment (in millions):

	Three Months Ended March 31,
	2013		2012
	Operating Revenue	Operating Income	Operating Revenue	Operating Income (Loss)
North America	$126.8	$17.2	$113.7	$9.6
United Kingdom	48.4	2.0	51.7	(2.4)
Customer Communications Segment	$175.2	$19.2	$165.4	$7.2

	Three Months Ended
	March 31,
	2013	2012
Images Produced
North America	2,598.0	2,359.5
United Kingdom	543.5	556.8
Customer Communications Segment	3,141.5	2,916.3

Packages Mailed
North America	600.6	545.9
United Kingdom	192.5	189.8
Customer Communications Segment	793.1	735.7

Customer Communications Segment total revenues for the three months ended March 31, 2013 were $351.1 million, an increase of $21.0 million or 6.4% as compared to the same period in 2012.  Customer Communications operating revenues for the three months ended March 31, 2013 were $175.2 million, an increase of $9.8 million or 5.9% as compared to the same period in 2012.  The increase in operating revenue for the three months ended March 31, 2013 was primarily attributable to new client volumes in North America, partially offset by lower volumes from existing clients and lower revenues per image produced in the United Kingdom.  Although the Customer Communications Segment does not have significant seasonal fluctuations in its business operations, volumes for mutual fund clients are usually highest during the first quarter primarily due to delivery of year-end statements and tax forms.

Out-of-pocket reimbursement revenues for the three months ended March 31, 2013 were $175.9 million, an increase of $11.2 million or 6.8% as compared to the same period in 2012, attributable to higher volumes.

Customer Communications' North America operating revenues increased $13.1 million or 11.5% for the three months ended March 31, 2013, as compared to the same periods in 2012.  North America images produced increased 10.1% during the three months ended March 31, 2013, as compared to the same period in 2012.  North America packages mailed increased 54.7 million or 10.0% as compared to the three months ended March 31, 2012.  The increase in operating revenues, images produced and packages mailed for the three months ended March 31, 2013 was primarily attributable to new client volumes.

Customer Communications' United Kingdom operating revenues decreased $3.3 million or 6.4% for the three months ended March 31, 2013, as compared to the same period in 2012.  Difficult economic conditions in the U.K marketplace have continued to negatively impact the Customer Communication U.K.’s production volumes and operating revenues. The decrease in operating revenues for the three months ended March 31, 2013 was primarily due to lower images produced and foreign exchange rate movements. Images produced in the U.K. decreased 13.3 million or 2.4% during the three months ended March 31, 2013, as compared to the same period in 2012.  Packages mailed in the U.K. increased 2.7 million or 1.4% during the three months ended March 31, 2013, as compared to the same period in 2012.  The net decrease in images produced was primarily the result of lower volumes from existing clients. The increase in packages mailed is primarily the result of new client volumes.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) were $321.1 million for the three months ended March 31, 2013, an increase of $9.2 million or 2.9% as compared to the same period in 2012.  Costs and expenses in the Customer Communication Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $175.9 million for the three months ended March 31, 2013, an increase of $11.2 million or 6.8% as compared to the same period in 2012.  Excluding reimbursable operating expenses in 2013 and 2012, costs and expenses decreased $2.0 million or 1.4% for the three months ended March 31, 2013 to $145.2 million.  Excluding OOP costs, Customer Communications' North America costs and expenses increased $5.4 million for the three months ended March 31, 2013, primarily from higher costs associated with an increased workforce to support new clients and conversion activities as well as higher material costs from higher volumes of operating revenues.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses decreased $7.4 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to lower material costs associated with lower operating revenues, lower costs from facility consolidations and lower employee compensation expenses resulting from lower headcount.

Depreciation and amortization

Customer Communications Segment depreciation and amortization costs for the three months ended March 31, 2013 were $10.8 million, a decrease of $0.2 million or 1.8% as compared to the same period in 2012.  Depreciation and amortization expense in the United Kingdom decreased $0.3 million during the three months ended March 31, 2013, as compared to the same period in 2012.  The decrease in the three months ended March 31, 2013 was primarily attributable to lower levels of assets due to closing certain operating locations in 2012. Depreciation and amortization expense in North America increased $0.1 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Income from operations

Customer Communications Segment income from operations for the three months ended March 31, 2013 increased $12.0 million, as compared to the same period in 2012.  During the three months ended March 31, 2013, Customer Communications' North America income from operations increased $7.6 million and Customer Communications U.K. income from operations increased $4.4 million.  The increase in Customer Communications North America is from higher operating revenue due primarily to new client volumes, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities.  The increase in Customer Communications U.K. income from operations is due to lower employee compensation expenses resulting from a reduced headcount and lower facility costs due to closing operating locations in 2012, partially offset by lower operating revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.2 million for the three months ended March 31, 2013, a decrease of $0.3 million or 2.1% as compared to the same period in 2012 due to decreased rental activities associated with the sale of leased properties in 2012.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment.  For the three months ended March 31, 2013, Investments and Other Segment Costs and expenses were $8.8 million, a decrease of $0.2 million as compared to the same period in 2012, from reduced occupancy expenses associated with the sale of certain properties in 2012.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three months ended March 31, 2013 was $2.5 million, a decrease of $0.2 million as compared to the same period in 2012, primarily from the sale of certain properties during 2012.

Income from operations

Investments and Other Segment recorded income from operations of $2.9 million during the three months ended March 31, 2013, an increase of $0.1 million as compared to the same period in 2012.  The increase in operating income for the three months ended March 31, 2013 is primarily from lower costs and expenses, partially offset by lower operating revenues as a result of the sale of certain leased properties during 2012.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting financial information on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled “Description of Non-GAAP Adjustments.” The non-GAAP financial information has been reconciled to the corresponding GAAP measures in the following financial schedules titled “Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items.”  In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

DST’s management uses each of these non-GAAP financial measures in its own evaluation of the Company’s performance, particularly when comparing performance to past periods.  Additionally, the Company believes a useful measure of the Customer Communications Segment's contribution to DST's results is to focus on the components of operating income, excluding depreciation and amortization. DST’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.  Although DST’s management believes non-GAAP measures are useful in evaluating the performance of its business, DST acknowledges that items excluded from such measures may have a material impact on the Company’s financial information calculated in accordance with GAAP.  Therefore, management typically uses non-GAAP measures in conjunction with GAAP results.  These factors should be considered when evaluating DST’s results.

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended March 31, 2013, have been treated as non-GAAP adjustments:

•
Contract termination payment in the amount of $6.0 million from the partial termination of a retirement business client in the Financial Services Segment, included in operating revenue. The partial contract termination payment occurred from DST's client not completing the contractual conversion of certain defined contribution participants to DST's retirement platform as a result of a business acquisition impacting DST's client. The income tax expense associated with this net gain was approximately $2.3 million.

•
Incremental loss accrual recorded for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009, included in costs and expenses, in the amount of $2.5 million. There was no income tax benefit attributed to this loss accrual.

•
Net gain on securities and other investments of $72.3 million, which were included in other income, net, is comprised of net realized gains from sales of available-for-sale securities of $68.7 million, net gains on private equity funds and other investments of $3.8 million, partially offset by other than temporary impairments on available-for-sale securities of $0.2 million. The income tax expense associated with the aggregate net gains on securities and other investments was approximately $27.5 million.

•	Income tax benefits of $2.2 million, primarily resulting from the resolution of historical research and experimentation credits.

The following items, which occurred during the quarter ended March 31, 2012, have been treated as non-GAAP adjustments:

•
Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.5 million. The income tax benefit associated with these expenses was approximately $0.2 million.

•
Employee termination expenses of $4.0 million associated with reductions in workforce in the Financial Services Segment ($2.6 million) and the Customer Communications Segment ($1.4 million), which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $1.3 million.

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

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
Three Months Ended March 31,
(Unaudited - in millions, except per share amounts)

	2013
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$74.6	$143.8	$93.2	$2.04
Adjusted to remove:
Included in operating income:
Contract termination payment - Financial Services	(6.0)	(6.0)	(3.7)	(0.08)
Loss accrual - Financial Services	2.5	2.5	2.5	0.06

Included in non-operating income:
Net gain on securities and other investments		(72.3)	(44.8)	(0.98)
Income tax credits			(2.2)	(0.05)

Adjusted Non-GAAP income	$71.1	$68.0	$45.0	$0.99

	2012
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$60.1	$83.4	$55.3	$1.22

Adjusted to remove:
Included in operating income:
Business development expenses - Financial Services	0.5	0.5	0.3	0.01
Employee termination expenses - Financial Services	2.6	2.6	1.6	0.04
Employee termination expenses - Customer Communications	1.4	1.4	1.1	0.02

Included in non-operating income:
Net gain on securities and other investments		(17.5)	(10.8)	(0.24)

Adjusted Non-GAAP income	$64.6	$70.4	$47.5	$1.05

Note:  See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

Management’s Analysis of Non-GAAP Results for the three months ended March 31, 2013 and 2012

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $0.99 and $1.05 for the three months ended March 31, 2013 and 2012, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share for the three months ended March 31, 2013 is mostly attributable to unrealized foreign currency losses on intercompany loans, decreased dividend income and lower Financial Services operating income, which were partially offset by improved Customer Communications operating income.

 DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
CUSTOMER COMMUNICATIONS SEGMENT
Three Months Ended March 31,
(Unaudited - in millions)

	2013
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$175.2	$175.9	$321.1	$10.8	$19.2

Adjusted to remove:
No adjustments

Adjusted Non-GAAP amount	$175.2	$175.9	$321.1	$10.8	$19.2

Comprised of:
North America	$126.8	$160.8	$263.0	$7.4	$17.2
United Kingdom	48.4	15.1	58.1	3.4	2.0
	$175.2	$175.9	$321.1	$10.8	$19.2

	2012
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$165.4	$164.7	$311.9	$11.0	$7.2

Adjusted to remove:
Employee termination expenses - United Kingdom			(1.4)		1.4

Adjusted Non-GAAP amount	$165.4	$164.7	$310.5	$11.0	$8.6

Comprised of:
North America	$113.7	$150.4	$247.2	$7.3	$9.6
United Kingdom	51.7	14.3	63.3	3.7	(1.0)
	$165.4	$164.7	$310.5	$11.0	$8.6

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used net proceeds from investments to fund other investment and financing activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2013 and 2012 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $42.2 million during the three months ended March 31, 2013 compared to $42.8 million for the three months ended March 31, 2012, a decrease of $0.6 million.  Operating cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year 2013.  During the three months ended March 31, 2013, the Company has received significant proceeds from the sale of investments, including $102.1 million from the sale of available-for-sale securities.  Income tax expense resulting from these investment sales was approximately $26.8 million, of which the majority is expected to be paid in the second quarter, and will reduce operating cash flows.  The proceeds from these and other investment sales are included in investing activities, but the income taxes paid on these investment gains are required to be treated as an operating cash outflow.

The decrease in operating cash flows during 2013 is attributable to changes in working capital partially offset by higher operating income. Accrued compensation and benefits during the three months ended March 31, 2013 decreased $23.3 million as compared to the same period in 2012, associated with the timing of the funding of DST's profit sharing contribution which occurred in first quarter 2013 for the 2012 contribution, but second quarter 2012 for the 2011 contribution, and higher incentive compensation. Deferred revenues and gains increased $11.1 million during 2013, as compared to a decrease in deferred revenues of $9.8 million during 2012, a net increase in working capital of $20.9 million, mostly attributable to not offering a service prepayment discount to BFDS in 2013. Accounts receivable decreased $4.0 million during the three months ended March 31, 2013, as compared to an increase of $12.2 million during the same period in 2012, a net increase in working capital of $16.2 million.

Operating cash flows during 2013 resulted principally from net income of $93.2 million, changes in working capital described above and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $33.2 million, amortization of share based compensation of $5.9 million and equity in earnings of unconsolidated affiliates of $5.6 million.  Cash and cash equivalents were $120.8 million and $88.3 million at March 31, 2013 and 2012, respectively.

Investing Activities

Cash flows provided by investing activities were $104.4 million during the three months ended March 31, 2013 as compared to cash flows used in investing activities of $42.5 million for the three months ended March 31, 2012, an increase of $146.9 million.  The increase in net cash flows provided by investing activities during 2013 as compared to 2012 is attributable to higher net cash inflows for net investment activities (sales and purchases) and higher cash flows in 2013 from decreases in restricted cash to satisfy client fund obligations and lower capital expenditures.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2013	2012
Financial Services Segment	$15.9	$18.0
Customer Communications Segment	10.0	10.8
Investments and Other Segment	1.7	1.9
	$27.6	$30.7

Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $31.7 million and $70.6 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013, the Company received $133.6 million from the sale/maturities of investments as compared to $89.1 million during the three months ended March 31, 2012.

Financing Activities

Cash flows used in financing activities were $114.1 million during the three months ended March 31, 2013 as compared to cash flows provided by financing activities of $11.1 million for the three months ended March 31, 2012, a decrease of $125.2 million.  The increase in net cash flows used in financing activities during 2013 as compared to 2012 is primarily attributable to higher net cash outflows in 2013 on client fund obligations of $102.1 million, higher repurchases of common stock of $47.8 million, dividends paid in 2013 of $13.3 million and lower proceeds from the issuance of common stock of $26.3 million and higher principal payments on debt of $9.7 million, partially offset by higher net borrowings under the revolving credit facility of $58.4 million and the 2012 purchase of the remaining non-controlling interest in DST Output U.K. for $17.7 million.  During the three months ended March 31, 2013, cash outflows were from common stock repurchased of $74.1 million, client fund obligations of $65.5 million, principal payments on debt of $15.1 million (primarily equipment credit facilities), and payment of dividends of $13.3 million, partially offset by net borrowings under the revolving credit facilities of $40.5 million and proceeds from issuance of common stock of $12.2 million.  During the three months ended March 31, 2012, cash inflows were from proceeds received from the issuance of common stock of $38.5 million and an increase in client funds obligations of $36.6 million, which was partially offset by share repurchase activities of $26.3 million, net repayments under the revolving credit facilities of $17.9 million and the purchase of the remaining non-controlling interest in Output U.K. for $17.7 million.

Common Stock Issuances and Repurchases

The Company received proceeds of $12.2 million and $38.5 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2013 and 2012, respectively.  The Company repurchased 0.8 million shares of DST common stock for $52.5 million during the three months ended March 31, 2013, however no shares were repurchased during the three months ended March 31, 2012 under the Company’s share repurchase plan.  At March 31, 2013, the Company has approximately $200.0 million remaining for repurchase under its existing share repurchase plan.

Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $21.6 million and $26.3 million during the three months ended March 31, 2013 and 2012, respectively.

Dividends

DST paid a quarterly cash dividend of $13.3 million or $0.30 per share during the three months ended March 31, 2013. A semi-annual dividend payment of $17.9 million or $0.40 per share was declared during the three months ended March 31, 2012, but was paid in the subsequent quarter.

Off Balance Sheet Obligations

As of March 31, 2013, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,038.4 million and $1,011.6 million of debt outstanding at March 31, 2013 and December 31, 2012, respectively, an increase of $26.8 million during the three months ended March 31, 2013.

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31, 2013	December 31, 2012
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	13.1	14.5
Equipment credit facilities		12.0
Real estate credit agreement	100.8	101.7
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	91.9	90.1
Revolving credit facilities	78.6	31.1
Senior notes	370.0	370.0
Related party credit agreements	107.4	114.9
Other indebtedness	16.6	17.3
	1,038.4	1,011.6
Less current portion of debt	564.5	519.4
Long-term debt	$473.9	$492.2

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

At both March 31, 2013 and December 31, 2012, the outstanding amount under the program was $135.0 million.  During the three months ended March 31, 2013 and 2012, total proceeds from the accounts receivable securitization program were approximately $226.5 million and $222.9 million and total repayments were approximately $226.5 million and $222.9 million, respectively.

Series C convertible senior debentures

Holders of the Company's Series C convertible senior debentures were eligible to convert these bonds as of April 1, 2013 as a result of DST's common stock trading above 120% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ended March 31, 2013.  The senior debentures will continue to be convertible through June 30, 2013 and, as a result, they have been classified as a current liability as of March 31, 2013.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Additionally, holders of unconverted bonds are eligible to receive contingent interest during the period from February 14, 2013 through August 15, 2013, as the average trading price of the Series C debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of the Series C debentures.

The Company has received notification of conversions during the period from April 1, 2013 through April 30, 2013, resulting in an estimated cash settlement of approximately $39.5 million during the second quarter of 2013, of which $29.7 million is the accreted principal and accrued interest of the bonds. Cash will be used to settle the accreted principal, accrued and unpaid interest and conversion value over the principal and accrued and unpaid interest amounts of these conversions.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $681.9 million at March 31, 2013) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  In addition, at March 31, 2013, the Company had approximately $649.2 million of availability under its domestic revolving credit facilities.

The following credit facilities with outstanding amounts as of March 31, 2013 are scheduled to mature in 2013: revolving line of credit with BFDS, in the amount of $100.0 million will mature on July 1, 2013; syndicated real estate credit agreement in the amount of $100.8 million will mature on September 16, 2013 and the term loan credit facility in the amount of $125.0 million will mature on October 28, 2013. In addition, beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures, in the amount of $91.9 million as of March 31, 2013. The Company is continuing to evaluate its option to redeem any debentures that are not yet been converted by August 15, 2013. The Company intends to utilize funds from operations, investing activities and the existing syndicated line of credit to repay the related party revolving credit facility with BFDS, the syndicated real estate credit agreement and the term loan credit facility at maturity. The Company plans to renew the $150.0 million accounts receivable securities program in May 2013.

Guarantees

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

The Company entered into an agreement to guarantee up to $3.0 million related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At March 31, 2013 and December 31, 2012, total borrowings on the loan were $28.9 million and $29.1 million, respectively, and the Company’s guarantee totaled $1.5 million at both March 31, 2013 and December 31, 2012.

The Company entered into an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At March 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

In addition to the guarantees entered into as mentioned above, the Company has guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Included below are examples of such indemnity obligations.

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

Except for the $0.8 million guarantee described above that has been accrued, at March 31, 2013 and December 31, 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2013 was approximately $681.9 million.  The impact of a 10% change in fair value of these investments would be approximately $42.3 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2013, the Company and BFDS had average daily cash balances of approximately $2.0 billion maintained in such accounts, of which approximately $1.4 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $3.3 million of net income (loss).

At March 31, 2013, the Company had $1,038.4 million of debt, of which $438.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2013, the Company’s international subsidiaries had approximately $215.2 million in total assets and for the three months ended March 31, 2013, these international subsidiaries recorded net income of approximately $5.5 million.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $21.5 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.6 million for the three months ended March 31, 2013.

The Company has approximately $100.0 million of intercompany loans as of March 31, 2013 with certain of its international subsidiaries that are expected to be repaid. Currency exchange rate fluctuations on the intercompany loans have not historically materially affected the consolidated financial results of the Company. The Company estimates a 10% change in exchange rates could change consolidated reported net income by approximately $6.6 million for the three months ended March 31, 2013.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2013.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2012.  The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	42,501	(1)	$60.31	41,800	$2,519,110	$250,000,000	(2)
February 1 — February 28	274	(1)	62.86			250,000,000	(2)
March 1 — March 31	1,025,614	(1)	69.73	716,483	50,014,300	199,985,700	(2)
Total	1,068,389		$69.35	758,283	$52,533,410	$199,985,700	(2)
__________________________________________________

(1)
For the three months ended March 31, 2013, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 310,106 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 701 shares were purchased in January 2013, 274 shares were purchased in February 2013 and 309,131 shares were purchased in March 2013.

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

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1
Agreement dated January 22, 2013, by and among the Company and the Argyros Group, which is attached as Exhibit 99.2 to the Company's Current Report on Form 8-K filed January 23, 2013 (Commission File No. 1-14036) is hereby incorporated by reference as Exhibit 10.1.

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 7, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2013

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)