Form 10-Q
period 2013-06-30
DST SYSTEMS INC
filed 2013-08-07
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2013:
Common Stock $0.01 par value — 43,029,828

DST Systems, Inc.
Form 10-Q
June 30, 2013

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
June 30, 2013

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$177.9	$88.3
Funds held on behalf of clients	336.2	398.9
Client funding receivable	42.1	43.8
Accounts receivable	332.1	360.5
Other assets	85.4	62.8
	973.7	954.3

Investments	990.8	922.1
Unconsolidated affiliates	272.7	403.0
Properties	460.6	475.0
Intangible assets	145.1	152.7
Goodwill	421.9	422.1
Other assets	82.6	63.3
Total assets	$3,347.4	$3,392.5

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$444.6	$519.4
Client funds obligations	378.3	442.7
Accounts payable	87.1	94.1
Accrued compensation and benefits	118.3	140.0
Deferred revenues and gains	66.6	67.6
Income taxes payable		9.5
Other liabilities	112.5	105.2
	1,207.4	1,378.5

Long-term debt	507.0	492.2
Income taxes payable	82.6	76.4
Deferred income taxes	313.8	296.2
Other liabilities	69.8	69.5
Total liabilities	2,180.6	2,312.8
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	196.5	234.3
Retained earnings	3,622.8	3,477.7
Treasury stock (52.0 million and 51.0 million shares, respectively), at cost	(2,968.6)	(2,890.1)
Accumulated other comprehensive income	315.1	256.8
Total stockholders’ equity	1,166.8	1,079.7
Total liabilities and stockholders’ equity	$3,347.4	$3,392.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$485.1	$465.5	$980.3	$941.4
Out-of-pocket reimbursements	172.0	167.3	359.2	344.6

Total revenues	657.1	632.8	1,339.5	1,286.0

Costs and expenses	551.3	539.6	1,125.9	1,098.7
Depreciation and amortization	33.1	42.3	66.3	76.3

Income from operations	72.7	50.9	147.3	111.0

Interest expense	(9.3)	(11.7)	(18.9)	(23.4)
Other income, net	28.4	194.2	101.6	223.9
Equity in earnings of unconsolidated affiliates	9.5	1.4	15.1	6.7

Income before income taxes	101.3	234.8	245.1	318.2
Income taxes	22.8	89.9	73.4	118.0

Net income	$78.5	$144.9	$171.7	$200.2

Average common shares outstanding	43.7	45.0	44.0	44.7
Average diluted shares outstanding	44.5	45.7	45.0	45.5

Basic earnings per share	$1.80	$3.22	$3.90	$4.48
Diluted earnings per share	$1.77	$3.17	$3.81	$4.40
Cash dividends per share of common stock	$0.30	$	$0.60	$0.40

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$78.5	$144.9	$171.7	$200.2

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains on available-for-sale securities	25.1	(29.8)	63.0	17.3
Unrealized gains on cash flow hedges	0.3	0.3	0.7	0.5
Foreign currency translation adjustments	(1.0)	(4.4)	(5.4)	(4.1)
Other comprehensive income (loss)	24.4	(33.9)	58.3	13.7

Comprehensive income	$102.9	$111.0	$230.0	$213.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows — operating activities:
Net income	$171.7	$200.2
Depreciation and amortization	66.3	76.3
Net gains on investments	(85.7)	(161.2)
Amortization of share based compensation	10.4	14.8
Equity in earnings of unconsolidated affiliates	(15.1)	(6.7)
Dividends from unconsolidated affiliates	129.1	0.9
Deferred income taxes	(2.5)	(4.5)
Changes in accounts receivable	27.6	(0.3)
Changes in other assets	(12.7)	(35.8)
Changes in accounts payable and accrued liabilities	(7.2)	(14.0)
Changes in income taxes payable	(15.5)	81.5
Changes in deferred revenues and gains	(0.9)	(21.6)
Changes in accrued compensation and benefits	(22.4)	(17.5)
Other, net	0.5	(2.4)
Total adjustments to net income	71.9	(90.5)
Net	243.6	109.7
Cash flows — investing activities:
Capital expenditures	(51.8)	(50.4)
Investments in securities	(53.9)	(142.9)
Proceeds from sales/maturities of investments	190.7	319.0
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	52.8	(6.1)
Other, net	(13.2)	6.3
Net	124.6	125.9
Cash flows — financing activities:
Proceeds from issuance of common stock	17.2	43.5
Principal payments on debt	(22.7)	(10.5)
Repurchases of senior convertible debentures	(39.2)
Net payments on revolving credit facilities	(24.1)	(164.6)
Net proceeds from accounts receivable securitization program	15.0
Payment of debt issuance costs	(0.2)	(0.2)
Net increase (decrease) in client funds obligations	(62.8)	8.6
Common stock repurchased	(137.0)	(27.9)
Payment for acquisition of non-controlling interest		(17.7)
Payment of cash dividends	(26.4)	(17.9)
Excess tax benefits from share based compensation	1.6	3.4
Net	(278.6)	(183.3)
Net increase in cash and cash equivalents	89.6	52.3
Cash and cash equivalents, beginning of period	88.3	40.9
Cash and cash equivalents, end of period	$177.9	$93.2

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2013, and the results of operations, comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

Segment Presentation

The Company’s operating business units offer sophisticated information processing and software services and products. Through March 31, 2013, the Company presented these businesses as two operating segments, Financial Services and Customer Communications.  Investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment. The Company's chief operating decision maker (“CODM”) changed in September 2012, and in the second quarter of 2013, there was a change in how the CODM is evaluating the strategic direction and financial results of the business and will make investment allocations going forward. As a result, beginning in second quarter 2013, DST created a new reportable segment entitled Healthcare Services, by separating DST Healthcare (comprised of DST Health Solutions and Argus Health Systems) from the previously reported Financial Services Segment. The Company's operating business units are now reported as three operating segments (Financial Services, Healthcare Services and Customer Communications).  Prior periods have been revised to reflect the new reportable operating segments.

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

2.  Client Funds/Obligations

The Company had $336.2 million and $398.9 million of funds held on behalf of clients at June 30, 2013 and December 31, 2012, respectively.  Included in these amounts were $1.1 million and $11.8 million of fixed-income marketable securities at June 30, 2013 and December 31, 2012, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at June 30, 2013 and December 31, 2012.  During the six months ended June 30, 2013 and 2012, the Company received $19.0 million and $61.7 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three and six months ended June 30, 2013 and 2012.

3.  Investments

Investments are as follows (in millions):

	Carrying Value
	June 30, 2013	December 31, 2012
Available-for-sale securities:
State Street Corporation	$559.5	$436.3
Other available-for-sale securities	144.5	175.2
	704.0	611.5
Other:
Trading securities	51.8	46.8
Held-to-maturity		14.9
Cost method, private equity and other investments	235.0	248.9
	286.8	310.6
Total investments	$990.8	$922.1

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30, 2013	December 31, 2012
Book cost basis	$191.3	$200.9
Gross unrealized gains	513.3	412.5
Gross unrealized losses	(0.6)	(1.9)
Market value	$704.0	$611.5

During the six months ended June 30, 2013 and 2012, the Company received $148.1 million and $109.4 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $16.4 million and $8.3 million and gross realized losses of $0.7 million and $1.0 million were recorded during the three months ended June 30, 2013 and 2012, respectively, from the sale of available-for-sale securities. Gross realized gains of $85.5 million and $24.8 million and gross realized losses of $1.1 million and $2.1 million were recorded during the six months ended June 30, 2013 and 2012, respectively, from the sale of available-for-sale securities.

In addition, the Company recorded unrealized losses on available-for-sale securities of $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, compared to $1.6 million and $1.9 million for the three and six months ended June 30, 2012, related to other than temporary investment impairments.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2013 and December 31, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Common Stock	$13.8	$0.6	$	$	$13.8	$0.6

December 31, 2012
Common Stock	$25.7	$1.9	$	$	$25.7	$1.9

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  There were no impairments on other investments during the three months ended June 30, 2013, as compared to $0.3 million during the three months ended June 30, 2012. The Company recorded impairments on other investments of $0.3 million and $0.7 million during the six months ended June 30, 2013 and 2012, respectively. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At June 30, 2013 and December 31, 2012, the Company’s carrying value of these private equity fund investments was approximately $219.2 million and $231.4 million, respectively.  At June 30, 2013, the Company had future capital commitments related to these private equity fund investments of approximately $8.9 million.

4.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	June 30, 2013	December 31, 2012
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$68.6	$189.3
International Financial Data Services, U.K.	50%	97.3	97.3
International Financial Data Services, L.P.	50%	68.8	68.9
Unconsolidated real estate and other affiliates		38.0	47.5
Total		$272.7	$403.0

During the three months ended June 30, 2013, DST received a $125.0 million dividend from Boston Financial Data Services, Inc. which resulted in a reduction of DST's carrying value.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended		Six Months Ended
	June,		June,
	2013	2012	2013	2012
Boston Financial Data Services, Inc.	$2.5	$2.3	$4.3	$5.5
International Financial Data Services, U.K.	5.5	0.2	6.3	1.8
International Financial Data Services, L.P.	0.6	1.2	1.7	1.1
Unconsolidated real estate and other affiliates	0.9	(2.3)	2.8	(1.7)
	$9.5	$1.4	$15.1	$6.7

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

As of June 30, 2013 and December 31, 2012, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$751.1	$751.1	$	$
Investments in pooled funds	41.2		41.2
Fixed income securities	5.8		5.8
Deferred compensation liabilities	(51.8)	(51.8)
Derivative instruments	(1.0)		(1.0)
Total	$745.3	$699.3	$46.0	$

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$651.7	$651.7	$	$
Investments in pooled funds	47.9		47.9
Fixed income securities	18.4		18.4
Deferred compensation liabilities	(43.8)	(43.8)
Derivative instruments	(2.3)		(2.3)
Total	$671.9	$607.9	$64.0	$

At June 30, 2013 and December 31, 2012, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $54.6 million and $73.5 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$168.3	$40.7	$169.4	$36.0
Other	26.6	9.1	27.8	8.5
Total	$194.9	$49.8	$197.2	$44.5

Amortization expense of intangible assets for the three and six months ended June 30, 2013 was approximately $3.8 million and $7.6 million, respectively, as compared to $3.9 million and $7.9 million for the three and six months ended June 30, 2012, respectively.  Annual amortization for intangible assets recorded as of June 30, 2013 is estimated to be (in millions):

Remainder of 2013	$7.7
2014	14.9
2015	14.3
2016	14.1
2017	14.1
Thereafter	80.0
Total	$145.1

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2013, by Segment (in millions):

	December 31, 2012	Acquisitions	Disposals	Other	June 30, 2013
Financial Services	$232.6	$	$	$1.2	$233.8
Healthcare Services	156.4			(1.4)	155.0
Customer Communications	33.1				33.1
Total	$422.1	$	$	$(0.2)	$421.9

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2013	December 31, 2012
Accounts receivable securitization program	$150.0	$135.0
Secured promissory notes	7.6	14.5
Equipment credit facilities		12.0
Real estate credit agreement	99.8	101.7
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	62.4	90.1
Revolving credit facilities	114.0	31.1
Senior notes	370.0	370.0
Related party credit agreements	6.9	114.9
Other indebtedness	15.9	17.3
	951.6	1,011.6
Less current portion of debt	444.6	519.4
Long-term debt	$507.0	$492.2

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150 million.  In May 2013, the Company renewed its accounts receivable securitization program.  The facility will expire by its terms on May 15, 2014, unless renewed.

The outstanding amount under the program was $150.0 million and $135.0 million at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013 and 2012, total proceeds from the accounts receivable securitization program were approximately $482.2 million and $459.3 million, respectively, and total repayments were $467.2 million and $459.3 million, respectively.

Related Party Credit Agreements

In May 2013, the Company repaid its promissory note with BFDS, which had an outstanding balance of $107.0 million at December 31, 2012. The promissory note matured on July 1, 2013 and was not renewed.

Series C convertible senior debentures

Holders of the Company's Series C convertible senior debentures were eligible to convert these bonds from April 1, 2013 to June 30, 2013 as a result of DST's common stock trading above 120% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ended March 31, 2013.  During the three months ended June 30, 2013, the Company used cash to settle debenture conversions of $39.2 million, of which $29.7 million was the accreted principal. Holders of the debentures continue to be eligible to convert these bonds from July 1, 2013 to September 30, 2013 because the stock price conversion feature had been met at June 30, 2013. Additionally, holders of unconverted bonds are eligible to receive contingent interest during the period from February 14, 2013 through August 15, 2013, as the average trading price of the Series C debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of the Series C debentures.

At June 30, 2013, the accreted principal balance of the convertible debentures was $62.4 million. On July 11, 2013, the Company announced the redemption of all remaining Series C debentures on August 15, 2013. The Company expects that debenture holders will request conversion to common shares of DST stock and the Company plans to fund the full conversion value in cash.

Fair Value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and Senior Notes, is considered to approximate fair value at June 30, 2013.  The estimated fair value of the convertible debentures and Senior Notes was derived principally from quoted prices from similar financial instruments (Level 2 in the fair value hierarchy).

As of June 30, 2013, the carrying and estimated fair value of the Series C convertible senior debentures and Senior Notes were as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior debentures - Series C	$62.4	$76.9	$90.1	$106.7
Senior Notes - Series A	40.0	40.8	40.0	41.1
Senior Notes - Series B	105.0	110.3	105.0	112.3
Senior Notes - Series C	65.0	68.6	65.0	70.4
Senior Notes - Series D	160.0	170.9	160.0	177.2
Total	$432.4	$467.5	$460.1	$507.7

8. Hedging Transactions and Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. When deemed appropriate, DST uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk. The Company may use various types of derivative instruments including, but not limited to, forward contracts, option contracts and swaps. The Company does not enter into derivative arrangements for speculative purposes.
The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further discussed within the Fair Value Measurement note. The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign currency contracts	Other current liabilities	$0.2	$
Interest rate contracts	Other current liabilities	0.6	1.9
Interest rate contracts	Other long term liabilities	0.2	0.4
Total liabilities		$1.0	$2.3

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and are reclassified into the line item in the condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to future cash flows is typically one to two years.
During 2013, the Company entered into a foreign currency cash flow hedging program to reduce the risk that DST's net cash outflows from intercompany purchases of services from its international subsidiaries that could be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $8.6 million as of June 30, 2013.

The Company monitors the mix of short-term debt and long-term debt regularly. From time to time, the Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $106.9 million and $109.6 million as of June 30, 2013, and December 31, 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 30, 2013 and 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2013
Foreign currency contracts	$(0.2)	Cost and expenses	$
Interest rate contracts	(0.5)	Interest expense	(1.3)

2012
Interest rate contracts	(0.2)	Interest expense	(0.7)
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 30, 2013 and 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2013
Foreign currency contracts	$(0.2)	Cost and expenses	$
Interest rate contracts	(0.5)	Interest expense	(2.0)

2012
Interest rate contracts	(0.5)	Interest expense	(1.4)
There were no gains or losses recognized into income as a result of ineffectiveness during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company estimates that it will reclassify into earnings during the next 12 months approximately $0.8 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Economic (Nondesignated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency exposure. Although these derivatives were not designated for hedge accounting, they are effective economic hedges. The changes in fair values of economic hedges are immediately recognized into earnings.
In 2013, the Company began using foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (U.K. pound). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are no unrealized gains or losses at the end of the period related to these contracts. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in other income, net in the Company's Condensed Consolidated Statement of Income. The total notional values of derivatives related to the Company's foreign currency economic hedges were $85.2 million as of June 30, 2013.
The pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended June 30, 2013 was not significant.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 22.5% and 29.9% for the three and six months ended June 30, 2013 compared to 38.3% and 37.1% for the three and six months ended June 30, 2012.

During the three months ended June 30, 2013, the IRS completed its examination of the previously filed federal income tax refund claims filed for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. As a result, the Company has recognized income tax benefits of $14.1 million and $16.1 million during the three and six months ended June 30, 2013 resulting from the reversal of previously reserved tax positions related to these matters.  The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years.

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

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$78.5	$144.9	$171.7	$200.2

Average common shares outstanding	43.7	45.0	44.0	44.7
Incremental shares from restricted stock units, stock options and convertible debentures	0.8	0.7	1.0	0.8
Average diluted shares outstanding	44.5	45.7	45.0	45.5

Basic earnings per share	$1.80	$3.22	$3.90	$4.48
Diluted earnings per share	$1.77	$3.17	$3.81	$4.40

The Company had approximately 43.3 million and 45.1 million shares outstanding at June 30, 2013 and 2012, respectively.

There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and six months ended June 30, 2013, as compared to 0.8 million for both for the three and six months ended June 30, 2012.

The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At June 30, 2013, outstanding Series C debentures could be convertible into 1.2 million shares of common stock, subject to adjustment.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three and six months ended June 30, 2013, the dilutive effect of the debentures was 0.3 million and 0.4 million shares, respectively, related to the Company's average share price exceeding the average accreted bond price per share. For the three and six months ended June 30, 2012 the dilutive effect of debentures was not significant. As further discussed in the Debt note, in July 2013 the Company announced the redemption of the convertible debentures during the third quarter 2013. The Company intends to settle the principal and conversion spread with cash and, therefore, the redemption is not expected to result in a dilutive effect on earnings per share upon settlement.

Share Based Compensation

The Company has share based compensation plans covering its employees and non-employee directors.  During the six months ended June 30, 2013, the Company granted approximately 0.5 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units (“PSU's”).  A portion of the RSU grants contain performance features.  Additionally, during the six months ended June 30, 2013, the Company had 0.7 million RSU's vest primarily as the result of the achievement of the performance features. At June 30, 2013, the Company had outstanding 0.6 million unvested RSU’s and 1.3 million stock options (of which 0.5 million are not yet exercisable).

The Company recognized share based compensation expense of $4.5 million and $10.4 million during the three and six months ended June 30, 2013, respectively, as compared to $8.8 million and $14.8 million during the three and six months ended June 30, 2012.

At June 30, 2013, the Company had $28.4 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock unit grants will be approximately $8.1 million for the remainder of 2013, $11.2 million for 2014, $8.0 million for 2015 and $1.1 million for 2016, based on awards currently outstanding.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$253.7	$(1.4)	$4.5	$256.8

Net current period other comprehensive income (loss)	63.0	0.7	(5.4)	58.3

Balance, June 30, 2013	$316.7	$(0.7)	$(0.9)	$315.1

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	June 30,
	2013		2012
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains on available-for-sale securities	$56.3	$34.5	$(43.4)	$(26.3)
Reclassification of gains into net earnings on available-for-sale securities (1)	(15.4)	(9.4)	(5.7)	(3.5)
Gains on available-for-sale securities	40.9	25.1	(49.1)	(29.8)
Cash flow hedges:
Unrealized losses on cash flow hedges	(0.7)	(0.5)	(0.2)	(0.1)
Reclassification of losses into net earnings on interest rate cash flow hedges (2)	1.3	0.8	0.7	0.4
Gains on cash flow hedges	0.6	0.3	0.5	0.3
Cumulative translation adjustments	(1.0)	(1.0)	(5.0)	(4.4)
Total other comprehensive income	$40.5	$24.4	$(53.6)	$(33.9)

	Six Months Ended
	June 30,
	2013		2012
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains on available-for-sale securities	$186.3	$114.2	$49.0	$30.0
Reclassification of gains into net earnings on available-for-sale securities (1)	(83.9)	(51.2)	(20.8)	(12.7)
Gains on available-for-sale securities	102.4	63.0	28.2	17.3
Cash flow hedges:
Unrealized losses on cash flow hedges	(0.7)	(0.5)	(0.5)	(0.3)
Reclassification of losses into net earnings on interest rate cash flow hedges (2)	2.0	1.2	1.4	0.8
Gains on cash flow hedges	1.3	0.7	0.9	0.5
Cumulative translation adjustments	(5.5)	(5.4)	(5.9)	(4.1)
Total other comprehensive income	$98.2	$58.3	$23.2	$13.7

(1) Realized (gains)/losses on available for sale securities are recognized in other income, net.
(2) Reclassification to net earnings of derivatives qualifying as effective interest rate cash flow hedges are recognized in interest expense.

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $54.6 million and $73.5 million at June 30, 2013 and December 31, 2012, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $27.3 million and $36.8 million at June 30, 2013 and December 31, 2012, respectively.  The Company records in Investments and AOCI its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both June 30, 2013 and December 31, 2012, no interest rate swap liability was recorded in the consolidated financial statements.

Stock repurchases

The Company repurchased approximately 1.7 million shares of DST common stock for $115.2 million during the six months ended June 30, 2013, resulting in approximately $137.3 million remaining under the Company’s existing share repurchase plan.  No shares were repurchased during the six months ended June 30, 2012.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $21.8 million and $27.9 million during the six months ended June 30, 2013 and 2012, respectively.

Dividends

The Board of Directors of DST declared a quarterly cash dividend of $0.30 per common share during the first and second quarters of 2013.  The total dividends for the six months ended June 30, 2013 were $26.6 million, of which $13.1 million were paid in June 2013 and $13.3 million were paid in March 2013.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. On July 30, 2013, the Board of Directors declared a quarterly divided of $0.30 per common share, payable on September 13, 2013, to shareholders of record at close of business on August 21, 2013.

11.  Commitments and Contingencies

The Company has letters of credit of $7.2 million outstanding at both June 30, 2013 and December 31, 2012.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2013 and December 31, 2012 were not significant.

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

As of June 30, 2013, the Company has $7.9 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, there is a reasonable possibility that losses in excess of the amounts accrued exists. The Company currently cannot make an estimate of possible outcomes or estimate the amount or range of additional reasonably possible losses beyond what has been disclosed.

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

The Company entered into an agreement to guarantee up to $3.0 million related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on September 30, 2013.  At June 30, 2013 and December 31, 2012, total borrowings on the loan were $28.7 million and $29.1 million, respectively, and the Company’s guarantee totaled $1.5 million at both June 30, 2013 and December 31, 2012.

The Company entered into an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At June 30, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

Except for the $0.8 million guarantee described above that has been accrued, at June 30, 2013 and December 31, 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

12.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products. Through March 31, 2013, the Company presented these businesses as two operating segments, Financial Services and Customer Communications.  Investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment. As mentioned in Note 1, beginning in second quarter 2013, DST created a new reportable segment entitled Healthcare Services, by separating DST Healthcare (comprised of DST Health Solutions and Argus Health Systems) from the previously reported Financial Services Segment. The Company's operating business units are now reported as three operating segments (Financial Services, Healthcare Services and Customer Communications).  Prior periods have been revised to reflect the new reportable operating segments.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2013	December 31, 2012
Financial Services	$1,501.0	$1,589.0
Healthcare Services	295.9	382.1
Customer Communications	380.5	385.5
Investments and Other	1,234.7	1,102.3
Elimination Adjustments	(64.7)	(66.4)
	$3,347.4	$3,392.5

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$238.4	$82.0	$160.8	$3.9	$	$485.1
Intersegment operating revenues	10.3		2.0	10.5	(22.8)
Out-of-pocket reimbursements	11.1	1.4	161.2		(1.7)	172.0
Total revenues	259.8	83.4	324.0	14.4	(24.5)	657.1

Costs and expenses	192.6	67.3	304.7	8.7	(22.0)	551.3
Depreciation and amortization	15.5	4.7	11.0	2.6	(0.7)	33.1

Income (loss) from operations	51.7	11.4	8.3	3.1	(1.8)	72.7
Other income, net	1.9		0.5	26.0		28.4
Equity in earnings of unconsolidated affiliates	8.1	0.1		1.3		9.5

Earnings (loss) before interest and income taxes	$61.7	$11.5	$8.8	$30.4	$(1.8)	$110.6

	Three Months Ended June 30, 2012
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$229.6	$75.8	$156.5	$3.6	$	$465.5
Intersegment operating revenues	10.8		2.2	11.5	(24.5)
Out-of-pocket reimbursements	11.7	1.4	156.1		(1.9)	167.3
Total revenues	252.1	77.2	314.8	15.1	(26.4)	632.8

Costs and expenses	189.0	64.3	299.1	11.0	(23.8)	539.6
Depreciation and amortization	23.0	4.2	11.1	4.6	(0.6)	42.3

Income (loss) from operations	40.1	8.7	4.6	(0.5)	(2.0)	50.9
Other income, net	0.6			193.6		194.2
Equity in earnings of unconsolidated affiliates	0.9			0.5		1.4

Earnings (loss) before interest and income taxes	$41.6	$8.7	$4.6	$193.6	$(2.0)	$246.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $9.3 million and $11.7 million for the three months ended June 30, 2013 and 2012 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$476.4	$162.0	$334.0	$7.9	$	$980.3
Intersegment operating revenues	21.1		4.0	20.8	(45.9)
Out-of-pocket reimbursements	23.1	2.7	337.1		(3.7)	359.2
Total revenues	520.6	164.7	675.1	28.7	(49.6)	1,339.5

Costs and expenses	390.2	136.8	625.8	17.5	(44.4)	1,125.9
Depreciation and amortization	31.3	9.4	21.8	5.1	(1.3)	66.3

Income (loss) from operations	99.1	18.5	27.5	6.1	(3.9)	147.3
Other income (loss), net	(2.6)	0.1	(0.3)	104.4		101.6
Equity in earnings of unconsolidated affiliates	11.6	0.2	0.1	3.2		15.1

Earnings (loss) before interest and income taxes	$108.1	$18.8	$27.3	$113.7	$(3.9)	$264.0

	Six Months Ended June 30, 2012
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$463.8	150.7	$319.9	$7.0	$	$941.4
Intersegment operating revenues	21.6		4.2	22.5	(48.3)
Out-of-pocket reimbursements	24.9	2.7	320.8	0.1	(3.9)	344.6
Total revenues	510.3	153.4	644.9	29.6	(52.2)	1,286.0

Costs and expenses	383.2	131.4	611.0	20.0	(46.9)	1,098.7
Depreciation and amortization	39.3	8.9	22.1	7.3	(1.3)	76.3

Income (loss) from operations	87.8	13.1	11.8	2.3	(4.0)	111.0
Other income, net	5.4	0.2		218.3		223.9
Equity in earnings of unconsolidated affiliates	5.3	0.1	0.2	1.1		6.7

Earnings (loss) before interest and income taxes	$98.5	$13.4	$12.0	$221.7	$(4.0)	341.6

Earnings before interest and income taxes in the segment reporting information above less interest expense of $18.9 million and $23.4 million for the six months ended June 30, 2013 and 2012 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Year Ended December 31, 2012
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$935.0	300.6	$642.0	$14.8	$	$1,892.4
Intersegment operating revenues	43.6		8.0	44.1	(95.7)
Out-of-pocket reimbursements	49.7	5.1	636.7	0.3	(7.6)	684.2
Total revenues	1,028.3	305.7	1,286.7	59.2	(103.3)	2,576.6

Costs and expenses	777.0	255.9	1,214.9	47.9	(92.8)	2,202.9
Depreciation and amortization (including goodwill and impairment)	74.3	17.7	107.4	19.6	(2.6)	216.4

Income (loss) from operations	177.0	32.1	(35.6)	(8.3)	(7.9)	157.3
Other income, net	8.1	0.3	0.1	365.0		373.5
Equity in earnings of unconsolidated affiliates	27.6	0.3	0.5	3.8		32.2

Earnings (loss) before interest and income taxes	$212.7	$32.7	$(35.0)	$360.5	$(7.9)	$563.0

	Year Ended December 31, 2011
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$858.8	270.8	$602.1	$12.3	$	$1,744.0
Intersegment operating revenues	40.4		7.7	44.0	(92.1)
Out-of-pocket reimbursements	36.8	5.3	607.0	1.6	(6.0)	644.7
Total revenues	936.0	276.1	1,216.8	57.9	(98.1)	2,388.7

Costs and expenses	657.2	240.5	1,148.9	38.0	(87.6)	1,997.0
Depreciation and amortization	56.9	19.6	46.7	11.0	(2.6)	131.6

Income (loss) from operations	221.9	16.0	21.2	8.9	(7.9)	260.1
Other income (loss), net	8.0	(1.4)	0.1	32.0		38.7
Equity in earnings (losses) of unconsolidated affiliates	22.0		0.6	(0.9)		21.7

Earnings (loss) before interest and income taxes	$251.9	$14.6	$21.9	$40.0	$(7.9)	$320.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $43.5 million and $46.5 million for the years ended December 31, 2012 and 2011 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

INTRODUCTION

DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing solutions and services. In addition to technology products and services, DST also provides integrated print and electronic statement and billing solutions. DST's data centers provide technology infrastructure support for asset management, insurance and healthcare companies around the globe. Through March 31, 2013, the Company presented these businesses as two operating segments, Financial Services and Customer Communications.  Investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment. Beginning in second quarter 2013, these business units are reported as three operating segments, Financial Services, Healthcare Services and Customer Communications. The new Healthcare Services Segment includes the operations of DST Healthcare (comprised of DST Health Solutions and Argus Health Systems) which were previously reported within the Financial Services Segment. The new segment presentation is reflective of how management is evaluating the strategic direction and financial results of the business and will make investment allocations going forward. Prior periods have been revised to reflect the new reportable operating segment.
A summary of each of the Company's Segments follows:
Financial Services
The Company's Financial Services Segment provides a variety of solutions principally to the asset management, brokerage, retirement, and insurance industries.
The Company has developed a number of proprietary systems that are integrated into its solutions including the following:

•	Shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors,

•	Defined‑contribution participant recordkeeping system for the U.S. retirement plan market,

•	Investment management systems offered to U.S. and international investment managers and fund accountants, and

•	Business process management and customer contact system offered to a broad variety of industries.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the United States (“U.S.”), United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.
Healthcare Services
The Company's Healthcare Services Segment provides a variety of solutions to meet the information processing, quality of care and cost management needs while achieving compliance and improving operational efficiencies of U.S. healthcare organizations. The Company has proprietary systems that are integrated into its solutions including medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers.
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
The Company owns and operates real estate mostly in North America, primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Investments and Other Segment also holds investments in available-for-sale equity securities, including 8.6 million shares of State Street Corporation as of June 30, 2013 with a market value of $559.5 million based on closing exchange value.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Operating revenues
Financial Services	$248.7	$240.4	$497.5	$485.4
Healthcare Services	82.0	75.8	162.0	150.7
Customer Communications	162.8	158.7	338.0	324.1
Investments and Other	14.4	15.1	28.7	29.5
Elimination Adjustments	(22.8)	(24.5)	(45.9)	(48.3)
	485.1	465.5	980.3	941.4
% change from prior year period	4.2%		4.1%

Out-of-pocket reimbursements
Financial Services	11.1	11.7	23.1	24.9
Healthcare Services	1.4	1.4	2.7	2.7
Customer Communications	161.2	156.1	337.1	320.8
Investments and Other				0.1
Elimination Adjustments	(1.7)	(1.9)	(3.7)	(3.9)
	172.0	167.3	359.2	344.6
% change from prior year period	2.8%		4.2%

Total revenues	$657.1	$632.8	$1,339.5	$1,286.0
% change from prior year period	3.8%		4.2%

Income from operations
Financial Services	$51.7	$40.1	$99.1	$87.8
Healthcare Services	11.4	8.7	18.5	13.1
Customer Communications	8.3	4.6	27.5	11.8
Investments and Other	3.1	(0.5)	6.1	2.3
Elimination Adjustments	(1.8)	(2.0)	(3.9)	(4.0)
	72.7	50.9	147.3	111.0

Interest expense	(9.3)	(11.7)	(18.9)	(23.4)
Other income, net	28.4	194.2	101.6	223.9
Equity in earnings of unconsolidated affiliates	9.5	1.4	15.1	6.7
Income before income taxes	101.3	234.8	245.1	318.2
Income taxes	22.8	89.9	73.4	118.0
Net income	$78.5	$144.9	$171.7	$200.2

Basic earnings per share	$1.80	$3.22	$3.90	$4.48
Diluted earnings per share	$1.77	$3.17	$3.81	$4.40
Non-GAAP diluted earnings per share	$1.04	$0.77	$2.03	$1.82
Cash dividends per share of common stock	$0.30	$	$0.60	$0.40

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2013 were $657.1 million and $1,339.5 million, respectively, an increase of $24.3 million or 3.8% and $53.5 million or 4.2% compared to the three and six months ended June 30, 2012.  Consolidated operating revenues for the three and six months ended June 30, 2013 increased $19.6 million or 4.2% and $38.9 million or 4.1% as compared to the same periods in 2012.

The increase in consolidated operating revenues during the three months ended June 30, 2013 was primarily attributable to an increase of $8.3 million in the Financial Services Segment, $6.2 million in the Healthcare Services and $4.1 million in the Customer Communications Segment.  The increase in Financial Services operating revenues for the three months ended June 30, 2013 is primarily from increased operating revenues from DST Retirement Solutions, ALPS and DST Brokerage Solutions, partially offset by lower operating revenues from mutual fund registered shareowner account processing. The increase in Healthcare Services operating revenues for the three months ended June 30, 2013 is primarily from an increase in pharmacy claims paid and the increase in Customer Communications operating revenues is primarily from new client volumes in North America.

The increase in consolidated operating revenues during the six months ended June 30, 2013 was primarily attributable to an increase of $12.1 million in the Financial Services Segment, $11.3 million in the Healthcare Services Segment and $13.9 million in the Customer Communications Segment. The increase in the Financial Services operating revenue for the six months ended June 30, 2013 is primarily attributable to a $6.0 million DST Retirement Solutions client termination payment received in first quarter 2013 and increased operating revenues from DST Retirement Solutions, ALPS and DST Brokerage Solutions, partially offset by lower operating revenues from mutual fund registered shareowner account processing. The increase in the Healthcare Services operating revenue for the six months ended June 30, 2013 is attributable to higher pharmacy claims paid and the increase in the Customer Communications operating revenue is primarily attributable to increased North America new client volumes.

Consolidated OOP reimbursements for the three and six months ended June 30, 2013 increased $4.7 million or 2.8% and $14.6 million or 4.2% as compared to the same periods in 2012.  OOP reimbursements for Customer Communications increased $5.1 million or 3.3% and $16.3 million or 5.1% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increase in Customer Communications OOP reimbursements is attributable to higher volumes from new clients.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2013 was $72.7 million and $147.3 million, respectively, an increase of $21.8 million or 42.8% and $36.3 million or 32.7% as compared to the same periods in 2012.  The increase in operating income during the three months ended June 30, 2013 was substantially attributable to an increase of $11.6 million in Financial Services, $2.7 million in Healthcare Services, $3.7 million in Customer Communications, and $3.6 million in Investments and Other. The three months ended June 30, 2012 included approximately $9.1 million of asset impairment and other costs for the Financial Services Segment associated with ceasing the development of an insurance processing solution for the insurance market. Excluding these 2012 costs, Financial Services Segment income from operations increased $2.5 million for the three months ended June 30, 2013. On this basis, increased Financial Services and Healthcare Services operating revenues for the three months ended June 30, 2013 were partially offset by increased employee and other costs associated with acquiring and supporting new business. Financial Services income from operations was also impacted by approximately $5.0 million of increased deferred compensation costs (the effect of which is offset in other income, net) and $2.8 million of marketing and distribution costs associated with a new closed-end fund launch by ALPS in June 2013. Customer Communications income from operations increased $3.7 million during the three months ended June 30, 2013 primarily due to new client revenue in North America and lower costs from facility consolidations and reduced headcount in the U.K.  The increase in Investments and Other operating income for the three months ended June 30, 2013 primarily results from lower depreciation expense and operating costs associated with $3.6 million of real estate impairments and leased facility abandonment costs incurred in 2012.

The increase in income from operations during the six months ended June 30, 2013 was primarily attributable to an increase of $11.3 million in Financial Services, an increase of $5.4 million in Healthcare Services, $15.7 million in Customer Communications, and $3.8 million in Investments and Other. Excluding the $9.1 million of asset impairment and other costs associated with ceasing development of an insurance processing solution in 2012, Financial Services Segment income from operations increased $2.2 million as compared to the six months ended June 30, 2012. On this basis, increased Financial Services operating revenues were partially offset by increased employee and other costs associated with acquiring and supporting new business, approximately $4.6 million of increased deferred compensation costs (the effect of which is offset in other income, net) and $2.8 million of marketing and distribution costs associated with a new closed-end fund launch by ALPS in June 2013. The increase in Healthcare Services operating revenues during the six months ended June 30, 2013 were partially offset by a $2.5 million incremental loss accrual related to a regulatory inquiry regarding the processing of pharmacy claims, as well as employee and other costs associated with acquiring and supporting new business. Customer Communications income from operations increased $15.7 million during the six months ended June 30, 2013 primarily due to new client revenue in North America and lower costs from facility consolidations and reduced headcount in the U.K.  The increase in Investments and Other operating income for the six months ended June 30, 2013 primarily results from lower depreciation expense and operating costs associated with $3.6 million of real estate impairments and leased facility abandonment costs incurred in 2012.

Interest expense

Interest expense for the three and six months ended June 30, 2013 was $9.3 million and $18.9 million, respectively, a decrease of $2.4 million and $4.5 million, as compared to the three and six months ended June 30, 2012, principally from lower weighted average debt balances outstanding and lower weighted average interest rates.

Other income, net

The components of Other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net realized gains from sale of available-for-sale securities	$15.7	$7.3	$84.4	$22.7
Net gain on private equity funds and other investments	7.7	1.8	11.5	4.2
Other than temporary impairments	(0.3)	(1.6)	(0.5)	(1.9)
Dividend income	3.7	3.7	7.0	9.4
Private company investment dividend		47.3		47.3
Gain on sale of private company investment		138.7		138.7
Interest income	1.0	0.9	2.1	1.9
Foreign currency gain (loss)	(0.6)	(0.2)	(7.2)	1.0
Miscellaneous items	1.2	(3.7)	4.3	0.6
Other income, net	$28.4	$194.2	$101.6	$223.9

The Company recorded net gains from the sale of available-for-sale securities of $15.7 million and $84.4 million during the three and six months ended June 30, 2013, compared to $7.3 million and $22.7 million for the same periods in 2012. Included in the $84.4 million of net gains from the sale of available-for-sale securities for the six months ended June 30, 2013 is a $34.6 million gain from the sale of approximately 0.7 million shares of State Street Corporation.

The Company recognized a net gain of $7.7 million and $11.5 million on private equity funds and other investments for the three and six months ended June 30, 2013, as compared to a net gain of $1.8 million and $4.2 million for the three and six months ended June 30, 2012.

The Company receives dividend income from certain investments held.  Dividend income was $3.7 million and $7.0 million for the three and six months ended June 30, 2013, as compared to $3.7 million and $9.4 million for the three and six months ended June 30, 2012.  The decline in dividend income for the six months ended June 30, 2013 as compared to June 30, 2012 is primarily due to the sale of the Company's shares in Computershare Ltd. in 2012 and lower dividends from State Street Corporation resulting from lower shares owned.

The Company had unrealized losses on foreign currency translation of $0.6 million and $7.2 million during the three and six months ended June 30, 2013 as compared to unrealized losses on foreign currency translation of $0.2 million during the three months ended June 30, 2012 and unrealized gains of $1.0 million during the six months ended June 30, 2012. The majority of the 2013 foreign currency loss was caused by negative movements in the U.K. pound versus the U.S. dollar on an intercompany loan that is expected to be repaid over the next five years. The Company began hedging against this exposure in May 2013 and, as a result, movements in the foreign currency rates in the future are no longer expected to result in a net foreign currency gain (loss) for this intercompany loan.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a gain of $1.2 million and $4.3 million for the three and six months ended June 30, 2013 compared to a loss of $3.7 million and a gain of $0.6 million for the three and six months ended June 30, 2012, respectively.  The movements within miscellaneous items are primarily attributable to unrealized gains on trading securities (which are offset within Financial Services Segment costs and expenses), partially offset by other non-operational losses incurred.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates, is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
BFDS	$2.5	$2.3	$4.3	$5.5
IFDS, U.K.	5.5	0.2	6.3	1.8
IFDS, L.P.	0.6	1.2	1.7	1.1
Other	0.9	(2.3)	2.8	(1.7)
	$9.5	$1.4	$15.1	$6.7

DST’s equity in earnings of unconsolidated affiliates increased $8.1 million and $8.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in equity in earnings is primarily due to the recognition of a $5.7 million gain (DST's share) on sale of IFDS U.K.'s equity method investment in Cofunds, Ltd. during the three months ended June 30, 2013. IFDS U.K. received approximately $62.7 million of pretax proceeds from this transaction. The aggregate pretax gain of $5.7 million was recorded by IFDS U.K. ($4.6 million) and BFDS ($1.1 million), from a previously deferred gain.

DST’s equity in BFDS earnings increased $0.2 million as compared to the three months ended June 30, 2012 and decreased $1.2 million as compared to the six months ended June 30, 2012. Absent the recognition of the Cofunds, Ltd. deferred gain of $1.1 million, DST's equity in BFDS earnings decreased $0.9 million and $2.3 million during the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The decreases are primarily from lower revenues associated with reduced levels of accounts serviced.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily client cash balances invested by BFDS were $1.3 billion and $1.4 billion during the three and six months ended June 30, 2013, as compared to $1.0 billion and $1.1 billion during the three and six months ended June 30, 2012.  Average interest rates earned on the balances increased from 0.12% during the six months ended June 30, 2012 to 0.13% during the six months ended June 30, 2013.

DST’s equity in earnings of IFDS, U.K. increased $5.3 million and $4.5 million during the three and six months ended June 30, 2013, as compared to the same periods in 2012.  Absent the $4.6 million Cofunds, Ltd. gain mentioned above, DST's equity in IFDS U.K. earnings increased $0.7 million as compared to the three months ended June 30, 2012 and decreased $0.1 million as compared to the six months ended June 30, 2012. On this basis, the increase during the three months ended June 30, 2013 is primarily due to higher revenues from increased accounts serviced, partially offset by costs for new product development initiatives and client conversion activities.  Shareowner accounts serviced by IFDS U.K. were 9.8 million at June 30, 2013, an increase of 0.3 million accounts or 3.2% from March 31, 2013 and an increase of 1.5 million accounts or 18.1% from June 30, 2012.  The increases in accounts are primarily attributable to new client conversions.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $0.6 million as compared to the three months ended June 30, 2012 and increased $0.6 million as compared to the six months ended June 30, 2012.  Excluding $0.8 million of previously deferred gains recognized by Percana (associated with the recognition of deferred software license revenue from Percana's 2011 sale to DST) during the three months ended June 30, 2012, DST's equity in earnings of IFDS L.P. increased $0.2 million and $1.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. On this basis, the increase in IFDS L.P. earnings during the three and six months ended June 30, 2012 is primarily from higher revenues from new client accounts, partially offset by increased operating costs to support the new clients and decreased earnings from a Canadian real estate partnership that was sold in December

2012. Shareowner accounts serviced by IFDS Canada were 11.5 million at June 30, 2013, which is unchanged from March 31, 2013 and an increase of 1.2 million accounts or 11.7% from June 30, 2012.

DST’s equity in earnings of other unconsolidated affiliates increased $3.2 million and $4.5 million during the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily from an asset impairment of $3.1 million recorded in the three months ended June 30, 2012 and improved performance at DST’s real estate and other affiliates.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 22.5% and 29.9% for the three and six months ended June 30, 2013, compared to 38.3% and 37.1% for the three and six months ended June 30, 2012. A change in the proportional mix of domestic and international income caused a decrease in the tax rate in 2013 as compared to 2012.

Additionally, the tax rate decreased in 2013 due to the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. As a result, the Company recognized income tax benefits of $14.1 million and $16.1 million during the three and six months ended June 30, 2013, respectively, resulting from the reversal of previously reserved tax positions related to these matters.  The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 35.4% for full year 2013, but the rate for the remainder of the year is estimated to vary on a quarterly basis between 36.0% and 38.0% depending on the amount and timing of estimated 2013 sources of taxable income (e.g. domestic consolidated, international, and/or joint venture).  The full year 2013 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Comprehensive income

The Company recorded comprehensive income of $102.9 million and $230.0 million for the three and six months ended June 30, 2013 compared to comprehensive income of $111.0 million and $213.9 million for the three and six months ended June 30, 2012.  Comprehensive income includes net income of $78.5 million and $171.7 million for the three and six months ended June 30, 2013 compared to $144.9 million and $200.2 million for the three and six months ended June 30, 2012, and other comprehensive income of $24.4 million and $58.3 million for the three and six months ended June 30, 2013 compared to other comprehensive loss of $33.9 million and other comprehensive income of $13.7 million for the three and six months ended June 30, 2012, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on cash flow hedges, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2013 were $259.8 million and $520.6 million, respectively, an increase of $7.7 million or 3.1% and $10.3 million or 2.0% as compared to the same periods in 2012.  Financial Services Segment operating revenues for the three and six months ended June 30, 2013 were $248.7 million and $497.5 million, respectively, an increase of $8.3 million or 3.5% and $12.1 million or 2.5% as compared to the same periods in 2012.  The increase in Financial Services operating revenues for the three and six months ended June 30, 2013 was driven by increases from DST Retirement Solutions, ALPS and DST Brokerage Solutions, partially offset by lower operating revenues from mutual fund registered shareowner account processing. Additionally, the six months ended June 30, 2013 operating revenues increased as the result of a $6.0 million contract termination payment received from the partial termination of a retirement business client during first quarter 2013.  The partial contract termination payment occurred from the Company's client not completing the contractual conversion of certain defined contribution participants to DST's retirement platform as a result of a business acquisition impacting the Company's client.

U.S. operating revenues for the three and six months ended June 30, 2013 were $213.2 million and $427.4 million, respectively, an increase of $4.7 million or 2.3% and $9.8 million or 2.3% as compared to the same periods in 2012.  U.S. operating revenues for the three and six months ended June 30, 2013 increased primarily from increased operating revenues at DST Retirement Solutions, ALPS and DST Brokerage Solutions, partially offset by lower operating revenues from mutual fund registered shareowner account processing. The six months ended June 30, 2013 was also favorably impacted by the $6.0 million partial contract termination payment described above.

International operating revenues for the three and six months ended June 30, 2013 were $35.5 million and $70.1 million, respectively, an increase of $3.6 million or 11.3% and $2.3 million or 3.4% as compared to the same periods in 2012.  International operating revenues for the three and six months ended June 30, 2013 increased primarily from the higher volume of professional services and from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.

Financial Services Segment OOP reimbursement revenues for the three and six months ended June 30, 2013 were $11.1 million and $23.1 million, respectively, a decrease of $0.6 million or 5.1% and $1.8 million or 7.2% as compared to the same periods in 2012.  The decrease during the three and six months ended June 30, 2013 is primarily due to lower mutual fund registered shareowner account volumes, partially offset by an increase in revenues at ALPS due to higher activity.

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Registered Accounts
Beginning balance	75.0	82.8	75.7	85.1
New client conversions			0.3	0.5
Subaccounting conversions to DST platforms	(0.4)	(0.1)	(1.1)	(1.8)
Subaccounting conversions to non-DST platforms	(1.3)	(2.0)	(2.0)	(3.4)
Conversions to non-DST platforms	(0.2)	(0.9)	(0.2)	(0.9)
Organic growth	0.2	0.4	0.6	0.7
Ending balance	73.3	80.2	73.3	80.2

Subaccounts
Beginning balance	20.0	16.7	12.4	14.6
New client conversions			5.7
Conversions from non-DST registered platforms	0.1	0.1	0.6	0.2
Conversions from DST’s registered accounts	0.4	0.1	1.1	1.8
Organic growth	1.9	0.1	2.6	0.4
Ending balance	22.4	17.0	22.4	17.0

Total accounts	95.7	97.2	95.7	97.2

Total shareowner accounts serviced at June 30, 2013 increased 0.7 million accounts or 0.7% from March 31, 2013 and decreased 1.5 million accounts or 1.5% from June 30, 2012.

Registered accounts decreased 1.7 million accounts or 2.3% from March 31, 2013 and decreased 6.9 million accounts or 8.6% from June 30, 2012.  The decline in registered accounts from March 31, 2013 and June 30, 2012 is from accounts converting to subaccounting platforms and to non-DST platforms.

Tax-advantaged accounts were 41.3 million at June 30, 2013, essentially unchanged from March 31, 2013.   Tax-advantaged accounts decreased 1.0 million accounts or 2.4% as compared to June 30, 2012.  Tax-advantaged accounts represent 56.3% of total registered accounts serviced at June 30, 2013 as compared to 52.7% at June 30, 2012.

	June 30, 2013	December 31, 2012	June 30, 2012
U.S. registered tax-advantaged accounts
IRA mutual fund accounts	23.3	23.5	23.9
Other retirement accounts	8.5	8.5	8.8
Section 529 and Educational IRA’s	9.5	9.4	9.6
	41.3	41.4	42.3

The Company currently expects conversions of registered accounts to subaccounts for full year 2013 to be between 5-6 million, of which approximately 25% of these accounts are expected to convert to DST’s subaccounting platform.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

DST Brokerage operating revenues increased during the three and six months ended June 30, 2013, over the comparable prior year periods, as a result of new client conversions and from strong organic growth of subaccounts due to growth of existing clients and increased activities from existing subaccounts.

ALPS operating revenues increased during the three and six months ended June 30, 2013, over the comparable prior year periods, from market appreciation and new clients. During second quarter 2013, ALPS launched a new closed-end fund that raised approximately $125.0 million of assets. ALPS will earn revenues in the future from advisory and servicing arrangements with the new fund.

The following table summarizes ALPS operating statistics (in billions):

	June 30,
	2013	2012
Assets Under Active Distribution	$78.1	$57.4
Assets Under Administration	117.7	94.3

DST Retirement operating revenues during the three and six months ended June 30, 2013 increased from the same periods in 2012 from higher defined contribution participants processed partially offset by reductions in participants serviced due to the annual removal of prior year terminated participants. Total defined contribution participants processed were 6.5 million at June 30, 2013, an increase of 1.6 million participants from June 30, 2012 and a decrease of 0.6 million from March 31, 2013.

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

The following table summarizes changes in defined contribution participants serviced (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total Defined Contribution Participants
Beginning balance, as adjusted	7.1	5.4	6.1	5.1
New client conversions	0.2		1.3
Organic growth (decline)	(0.8)	(0.5)	(0.9)	(0.2)
Ending balance	6.5	4.9	6.5	4.9

DST Retirement added 0.2 million and 1.3 million participants from conversion activities in three and six months ended June 30, 2013. DST Retirement is incurring costs associated with the 2013 participant conversions, as well as future conversions of previously announced new client participants (totaling approximately 2.1 million participants).
DST’s business process and document management revenues, including revenues associated with AWD, increased during the three months ended June 30, 2013, from higher professional services and maintenance fee revenues. Revenues decreased during the six months ended June 30, 2013 as the result of lower software license revenues and professional services.  Active AWD workstations at June 30, 2013 were 208,400, essentially unchanged as compared to December 31, 2012 and an increase of 3.7% from June 30, 2012.

DST Global Solutions investment management operating revenues during the three and six months ended June 30, 2013 increased from the same periods in 2012. Increased operating revenues were primarily the result of higher software licenses fees, higher systems development and consulting services and from charges in foreign currency rates.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management) and AWD (business process management).  Operating revenues include approximately $9.6 million and $17.7 million of software license fee revenues for the three and six months ended June 30, 2013, respectively, an increase of $1.4 million or 17.1% and a decrease of $1.8 million or 9.2% over the same periods in 2012.  The increase in software license fee revenues for the three months ended June 30, 2013 primarily reflects higher revenues from DST Global Solutions.  While license fee revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $192.6 million and $390.2 million for the three and six months ended June 30, 2013, respectively, an increase of $3.6 million or 1.9% and $7.0 million or 1.8% as compared to the same periods in 2012.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $11.1 million and $23.1 million for the three and six months ended June 30, 2013, a decrease of $0.6 million or 5.1% and $1.8 million or 7.2% as compared to the same periods in 2012.

As discussed above, ALPS launched a new closed-end fund during the three months ended June 30, 2013. ALPS incurred $2.8 million of expenses in connection with this fund launch. ALPS incurred distribution expenses, including structuring fees, finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties for marketing and selling underlying fund shares of the closed-end fund. While fund launch expenses are not significant percentages of DST's costs and expenses, they can significantly impact earnings in the period in which they are recognized.

Excluding reimbursable operating expenses in 2013 and 2012, costs and expenses were $181.5 million for the three months ended June 30, 2013, an increase of $4.2 million or 2.4% as compared to the same period in 2012.  On this basis, the increase in costs and expenses is primarily from increased deferred compensation plan costs of $5.0 million and from expenses associated with the new fund launched by ALPS of $2.8 million during the three months ended June 30, 2013. These increased costs were partially offset by lower operating costs resulting from $3.3 million of 2012 costs, related to ceasing insurance processing solutions development activities, that did not recur in 2013.

Excluding reimbursable operating expenses in 2013 and 2012, costs and expenses were $367.1 million for the six months ended June 30, 2013, an increase of $8.8 million or 2.5% as compared to the same period in 2012.  On this basis, the increase in costs and expenses is primarily from increased deferred compensation plan costs of $4.6 million and ALPS fund launch expenses, offset by lower costs as a result of exiting the insurance processing solution business in 2012.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2013 were $15.5 million and $31.3 million, respectively, a decrease of $7.5 million or 32.6% and $8.0 million or 20.4% as compared to the same periods in 2012.  As mentioned above, asset impairment charges of $5.8 million were incurred during the three months ended June 30, 2012 from the discontinuation of developing insurance processing solutions. Excluding this depreciation charge, depreciation and amortization decreased $1.7 million and $2.2 million during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The decrease during the three and six months ended June 30, 2013 was primarily from certain assets becoming fully depreciated and lower capital expenditures.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2013 was $51.7 million and $99.1 million, respectively, an increase of $11.6 million or 28.9% and $11.3 million or 12.9% as compared to the same periods in 2012.

Excluding the $9.1 million of insurance solutions discontinuation costs incurred in 2012, Financial Services income from operations increased $2.5 million during the three months ended June 30, 2013. On this basis, the increase is attributable to higher operating revenues offset by increased deferred compensation plan costs and ALPS fund launch expenses.

Excluding the $9.1 million of insurance solutions discontinuation costs incurred in 2012, Financial Services income from operations increased $2.2 million during the six months ended June 30, 2013. On this basis, the increase is attributable to higher operating revenues including the receipt of a $6.0 million partial contract termination payment, partially offset by increased deferred compensation plan costs and ALPS fund launch expenses.

HEALTHCARE SERVICES SEGMENT

Revenues

Healthcare Services Segment total revenues for the three and six months ended June 30, 2013 were $83.4 million and $164.7 million, respectively, an increase of $6.2 million or 8.0% and $11.3 million or 7.4% as compared to the same periods in 2012.
Revenues for the three and six months ended June 30, 2013 increased primarily from increased pharmacy claims paid associated with increased Medicare and Medicaid members, network fees and new pharmacy discount card services. In addition, new operating revenues from new full service clients that successfully converted to DST Healthcare's processing platform in first quarter of 2013 were partially offset by decreased volumes from other clients.

The following table summarizes pharmacy claims paid and covered lives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Pharmacy claims paid	109.9	98.7	219.1	197.9
Covered lives using DST's medical processing platform	23.3	22.6	23.3	22.6

The increased pharmacy claims paid is associated with increased Medicare and Medicaid members.  The increase in covered lives is principally from organic growth within the existing customer base driven by Medicaid third party administration processing as well as new clients.

Operating revenues include approximately $1.5 million and 2.5 million of software license fee revenues for the three and six months ended June 30, 2013, an increase of $0.5 million and $0.6 million over the same periods in 2012.  While license fee revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

During the second quarter, the Company was notified by two Healthcare Services clients of their intent to terminate their processing agreements when their contracts expire. These two clients, in aggregate, represent 25.6% of the June 30, 2013 year-to-date pharmacy claims paid volumes. The Company estimates that no conversions are expected to occur until 2014 and no significant revenue loss will occur until 2015.

Costs and expenses

Healthcare Services Segment costs and expenses (including OOP costs) were $67.3 million and $136.8 million for the three and six months ended June 30, 2013, respectively, an increase of $3.0 million or 4.7% and $5.4 million or 4.1% as compared to the same periods in 2012.  Costs and expenses in the Healthcare Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures.

Healthcare Services costs and expenses for the three months ended June 30, 2013 increased primarily from increased personnel costs to support higher volumes of revenue and higher costs associated with new business initiatives. Costs and expenses for the six months ended June 30, 2013 increased over the same period in 2012 for the same reasons as the three month period, as well as due to a $2.5 million loss accrual recorded during the six months ended June 30, 2013 related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.

Depreciation and amortization

Healthcare Services Segment depreciation and amortization costs for the three and six months ended June 30, 2013 were $4.7 million and $9.4 million, respectively, an increase of $0.5 million or 11.9% and $0.5 million or 5.6% as compared to the same periods in 2012.  The increase during the three and six months ended June 30, 2013 was primarily from an increase in internally developed capitalized software.

Income from operations

Healthcare Services Segment income from operations for the three and six months ended June 30, 2013 was $11.4 million and $18.5 million, respectively, an increase of $2.7 million or 31.0% and $5.4 million or 41.2% as compared to the same periods in 2012.  The increase is primarily attributable to higher pharmacy claims paid associated with increased Medicare and Medicaid members partially offset by increased personnel costs to support higher volumes of revenue.

CUSTOMER COMMUNICATIONS SEGMENT

Revenues

The following tables present the financial results and operating statistics of the Customer Communications Segment (in millions):

	Three Months Ended June 30,
	2013		2012
	Operating Revenue	Operating Income	Operating Revenue	Operating Income (Loss)
North America	$115.1	$8.2	$110.8	$9.1
United Kingdom	47.7	0.1	47.9	(4.5)
Customer Communications Segment	$162.8	$8.3	$158.7	$4.6

	Six Months Ended June 30,
	2013		2012
	Operating Revenue	Operating Income	Operating Revenue	Operating Income (Loss)
North America	$241.9	$25.4	$224.5	$18.7
United Kingdom	96.1	2.1	99.6	(6.9)
Customer Communications Segment	$338.0	$27.5	$324.1	$11.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Images Produced
North America	2,307.9	2,216.2	4,905.9	4,575.7
United Kingdom	487.5	544.1	1,031.0	1,100.9
Customer Communications Segment	2,795.4	2,760.3	5,936.9	5,676.6

Packages Mailed
North America	540.1	527.4	1,140.7	1,073.3
United Kingdom	162.0	183.3	354.5	373.1
Customer Communications Segment	702.1	710.7	1,495.2	1,446.4

Customer Communications Segment total revenues for the three and six months ended June 30, 2013 were $324.0 million and $675.1 million, respectively, an increase of $9.2 million or 2.9% and $30.2 million or 4.7% as compared to the same periods in 2012.  Customer Communications operating revenues for the three and six months ended June 30, 2013 were $162.8 million and $338.0 million, an increase of $4.1 million or 2.6% and $13.9 million or 4.3% as compared to the same period in 2012.  The increase in operating revenue for the three and six months ended June 30, 2013 was primarily attributable to new client volumes in North America.

Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2013 were $161.2 million and $337.1 million, respectively, an increase of $5.1 million or 3.3% and $16.3 million or 5.1% as compared to the same period in 2012, attributable to higher volumes in North America.

Customer Communications' North America operating revenues increased $4.3 million or 3.9% and $17.4 million or 7.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  North America images produced increased 4.1% and 7.2% during the three and six months ended June 30, 2013, as compared to the same periods in 2012.  North America packages mailed increased 12.7 million or 2.4% and 67.4 million or 6.3% as compared to the three and six months ended June 30, 2012, respectively.  The increase in operating revenues, images produced and packages mailed for the three and six months ended June 30, 2013 was primarily attributable to new client volumes.

Customer Communications' United Kingdom operating revenues decreased $0.2 million or 0.4% and $3.5 million or 3.5% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The decrease in operating revenues for the three and six months ended June 30, 2013 was primarily due to lower images produced from changes in the mix of clients serviced, partially offset by higher revenues per unit and foreign exchange rate movements. Images produced in the U.K. decreased 56.6 million or 10.4% and 69.9 million or 6.3% during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  Packages mailed in the U.K. decreased 21.3 million or 11.6% and 18.6 million or 5.0% during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The net decrease in images produced and packages mailed was primarily the result of lower volumes from existing clients associated with changes in the mix of clients serviced.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) were $304.7 million and $625.8 million for the three and six months ended June 30, 2013, an increase of $5.6 million or 1.9% and $14.8 million or 2.4% as compared to the same periods in 2012.  Costs and expenses in the Customer Communication Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $161.2 million and $337.1 million for the three and six months ended June 30, 2013, an increase of $5.1 million or 3.3% and $16.3 million or 5.1% as compared to the same periods in 2012.  Excluding reimbursable operating expenses in 2013 and 2012, costs and expenses increased $0.5 million or 0.3% and decreased $1.5 million or 0.5% for the three and six months ended June 30, 2013, respectively, to $143.5 million and $288.7 million, respectively.  Excluding OOP costs, Customer Communications' North America costs and expenses increased $4.8 million for the three months ended June 30, 2013, primarily from higher costs associated with an increased workforce to support new clients and conversion activities as well as higher material costs from higher volumes of operating revenues.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses decreased $4.3 million during the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to lower material costs associated with lower operating revenues, lower costs from facility consolidations and lower employee compensation expenses resulting from lower headcount. Additionally, costs and expenses were lower in 2013 as a result of employee termination expenses and lease abandonment costs associated with consolidating facilities that were incurred during the three months ended June 30, 2012 that did not recur in 2013.

Excluding OOP costs, Customer Communications' North America costs and expenses increased $10.1 million for the six months ended June 30, 2013, primarily from higher costs associated with an increased workforce to support new clients and conversion activities as well as higher material costs from higher volumes of operating revenues.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses decreased $11.6 million during the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to lower material costs associated with lower operating revenues, lower costs from facility consolidations and lease abandonment costs and lower employee termination and other compensation expenses.

Depreciation and amortization

Customer Communications Segment depreciation and amortization costs for the three and six months ended June 30, 2013 were $11.0 million and $21.8 million, respectively, a decrease of $0.1 million or 0.9% and $0.3 million or 1.4% as compared to the same periods in 2012.  Depreciation and amortization expense in North America increased $0.2 million and $0.3 million during the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012. Depreciation and amortization expense in the United Kingdom decreased $0.3 million and $0.6 million during the three and six months ended June 30, 2013, as compared to the same periods in 2012.  The decrease in the U.K. during three and six months ended June 30, 2013 was primarily attributable to lower levels of assets due to closing certain operating locations in 2012.

Income from operations

Customer Communications Segment income from operations for the three and six months ended June 30, 2013 increased $3.7 million and $15.7 million, respectively, as compared to the same periods in 2012.  During the three months ended June 30, 2013, Customer Communications' North America income from operations decreased $0.9 million and Customer Communications U.K. income from operations increased $4.6 million.  The decrease in Customer Communications North America is from higher costs associated with an increased workforce to support new clients and conversion activities partially offset by higher operating revenue due primarily to new client volumes.  The increase in Customer Communications U.K. income from operations is due to lower employee compensation expenses resulting from a reduced headcount and lower facility costs due to closing operating locations in 2012, partially offset by lower operating revenues.

During the six months ended June 30, 2013, Customer Communications North America income from operations increased $6.7 million and Customer Communications U.K. income from operations increased $9.0 million.  The increase in Customer Communications North America is from higher operating revenue due primarily to new client volumes, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities.  The increase in Customer Communications U.K. income from operations is due to lower employee compensation expenses resulting from a reduced headcount and lower facility costs due to closing operating locations in 2012, partially offset by lower operating revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.4 million and $28.7 million for the three and six months ended June 30, 2013, respectively, a decrease of $0.7 million or 4.6% and $0.9 million or 3.0% as compared to the same periods in 2012 due to decreased rental activities associated with the sale of leased properties in 2012.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment.  For the three and six months ended June 30, 2013, Investments and Other Segment costs and expenses were $8.7 million and $17.5 million, respectively, a decrease of $2.3 million and $2.5 million, respectively as compared to the same periods in 2012, primarily from a $1.8 million leased facility abandonment charge in 2012 and reduced occupancy expenses associated with the sale of certain properties in 2012.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three and six months ended June 30, 2013 was $2.6 million and $5.1 million, a decrease of $2.0 million and $2.2 million as compared to the same periods in 2012, primarily from $1.8 million of real estate impairment charges recorded in 2012 and due to the sale of certain properties during 2012.

Income from operations

Investments and Other Segment recorded income from operations of $3.1 million and $6.1 million during the three and six months ended June 30, 2013, an increase of $3.6 million and $3.8 million as compared to the same periods in 2012.  The increase in operating income for the three and six months ended June 30, 2013 is primarily from reduced leased facility abandonment and real estate impairment charges, partially offset by lower operating revenues as a result of the sale of certain leased properties during 2012.

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended June 30, 2013, have been treated as non-GAAP adjustments:

•
Employee termination expenses of $1.7 million associated with reductions in workforce in the Financial Services Segment, which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $0.6 million.

•
Net gain on securities and other investments of $23.1 million, which were included in other income, net, is comprised of net realized gains from sales of available-for-sale securities of $15.7 million and net gains on private equity funds and other investments of $7.4 million. The income tax expense associated with the aggregate net gains on securities and other investments was approximately $8.8 million.

•
Net gain on sale of investment by unconsolidated affiliate, in the amount of $5.7 million, included in equity in earnings of unconsolidated affiliates. The aggregate pretax gain was recorded by IFDS U.K. ($4.6 million) and BFDS ($1.1 million). The aggregate income tax expense associated with this gain was approximately $0.8 million.

•

•	Income tax benefit of $14.1 million resulting from the resolution of historical domestic manufacturing deduction refund claims.

In addition to the items that occurred in the three months ended June 30, 2013 as described above, the following items, which occurred during the three months ended March 31, 2013, have been treated as non-GAAP adjustments:

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

•
Incremental loss accrual recorded for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009 in the Healthcare Services Segment, included in costs and expenses, in the amount of $2.5 million. There was no income tax benefit attributed to this loss accrual.

•
Net gain on securities and other investments of $72.3 million, which were included in other income, net, is comprised of net realized gains from sales of available-for-sale securities of $68.5 million and net gains on private equity funds and other investments of $3.8 million. The income tax expense associated with the aggregate net gains on securities and other investments was approximately $27.5 million.

•	Income tax benefit of $2.2 million, primarily resulting from the resolution of historical research and experimentation credits.

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

•
Employee termination expenses of $3.6 million associated with reductions in workforce in the Financial Services Segment ($2.5 million), the Healthcare Services Segment ($0.3 million) and the Customer Communications Segment ($0.8 million), which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $1.3 million.

•
Leased facility abandonment costs of $0.4 million, included in costs and expenses in the Customer Communications Segment, associated with properties not used in the U.K. operations. The aggregate income tax benefit associated with these costs was approximately $0.1 million.

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

•
Pretax costs associated with ceasing the development of a processing solution for the insurance market, in the amount of $8.3 million. The costs were comprised of asset impairment charges of $5.8 million, which were included in depreciation and amortization expense, employee termination expenses of $1.9 million and other operating costs of $1.4 million, which were both included in costs and expenses. These costs were partially offset by the recognition of previously deferred IFDS L.P. software license revenues of $0.8 million (DST share), included in equity in earnings of unconsolidated affiliates, related to the 2011 sale of its Percana software license to DST. The aggregate income tax benefit associated with these net costs is $3.2 million.

•
Cash dividend and gain on sale of a private company investment of $186.0 million, which was included in other income, net. In May 2012, the Company received cash dividends of $47.3 million and realized a gain of $138.7 million on the sale of a portion of its shares in a privately held company investment. A portion of the dividend is estimated to qualify for the dividends received deduction. The aggregate income tax expense associated with the dividend and gain was approximately $68.9 million.

•
Other net gain, in the amount of $7.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net. The income tax expense associated with this net gain was approximately $3.0 million. The $7.5 million of net gains on securities and other investments for second quarter 2012 was comprised of net realized gains from sales of available-for-sale securities of $7.3 million and net gains on private equity funds and other investments of $1.8 million, partially offset by other than temporary impairments on available-for-sale securities of $1.6 million.

•
Impairment of unconsolidated affiliates, in the amount of $3.1 million, included in equity in earnings of unconsolidated affiliates. The aggregate income tax benefit associated with this expense was approximately $1.2 million.

In addition to the items that occurred during the three months ended June 30, 2012 as described above, the following items, which occurred during the three months ended March 31, 2012, have been treated as non-GAAP adjustments:

•
Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.5 million. The income tax benefit associated with these expenses was approximately $0.2 million

•
Employee termination expenses of $4.0 million associated with reductions in workforce in the Financial Services Segment ($2.1 million), the Healthcare Services Segment ($0.5 million), and the Customer Communications Segment ($1.4 million), which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $1.3 million.

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

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
Three Months Ended June 30,
(Unaudited - in millions, except per share amounts)

	2013
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$72.7	$101.3	$78.5	$1.77
Adjusted to remove:
Included in operating income:
Employee termination expenses	1.7	1.7	1.1	0.02
Included in non-operating income:
Net gain on securities and other investments		(23.1)	(14.3)	(0.32)
Gain on sale of investment by unconsolidated affiliates		(5.7)	(4.9)	(0.11)
Income tax refunds			(14.1)	(0.32)

Adjusted Non-GAAP income	$74.4	$74.2	$46.3	$1.04

	2012
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$50.9	$234.8	$144.9	$3.17

Adjusted to remove:
Included in operating income:
Business advisory expenses	0.5	0.5	0.3	0.01
Employee termination expenses	3.6	3.6	2.3	0.05
Leased facility abandonment costs	2.2	2.2	1.4	0.03
Impairment of real estate assets	1.8	1.8	1.1	0.02
Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business	9.1	8.3	5.1	0.11
Included in non-operating income:
Net gain on securities and other investments		(7.5)	(4.5)	(0.10)
Dividend and gain on sale of a private company investment		(186.0)	(117.1)	(2.56)
Impairment of unconsolidated affiliates		3.1	1.9	0.04

Adjusted Non-GAAP income	$68.1	$60.8	$35.4	$0.77

Note:  See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
Six Months Ended June 30,
(Unaudited - in millions, except per share amounts)

	2013
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$147.3	$245.1	$171.7	$3.81
Adjusted to remove:
Included in operating income:
Employee termination expenses	1.7	1.7	1.1	0.02
Contract termination payment	(6.0)	(6.0)	(3.7)	(0.08)
Loss accrual	2.5	2.5	2.5	0.06
Included in non-operating income:
Net gain on securities and other investments		(95.4)	(59.1)	(1.30)
Gain on sale of investment by unconsolidated affiliates		(5.7)	(4.9)	(0.11)
Income tax benefits			(16.3)	(0.37)

Adjusted Non-GAAP income	$145.5	$142.2	$91.3	$2.03

	2012
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$111.0	$318.2	$200.2	$4.40

Adjusted to remove:
Included in operating income:
Business advisory expenses	1.0	1.0	0.6	0.02
Employee termination expenses	7.6	7.6	5.0	0.11
Leased facility abandonment costs	2.2	2.2	1.4	0.03
Impairment of real estate assets	1.8	1.8	1.1	0.02
Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business	9.1	8.3	5.1	0.11
Included in non-operating income:
Net gain on securities and other investments		(25.0)	(15.3)	(0.34)
Dividend and gain on sale of a private company investment		(186.0)	(117.1)	(2.57)
Impairment of unconsolidated affiliates		3.1	1.9	0.04

Adjusted Non-GAAP income	$132.7	$131.2	$82.9	$1.82

Note:  See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

Management’s Analysis of Non-GAAP Results for the three and six months ended June 30, 2013 and 2012

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.04 and $0.77 for the three months ended June 30, 2013 and 2012, respectively, and $2.03 and $1.82 for the six months ended June 30, 2013 and 2012, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The increase in non-GAAP diluted earnings per share for the three and six months ended June 30, 2013 is mostly attributable to improved operating revenues within each of the operating segments and lower costs in the Customer Communications U.K. operations, partially offset by $2.8 million of closed-end fund launch expenses at ALPS.

 DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
CUSTOMER COMMUNICATIONS SEGMENT
Three Months Ended June 30,
(Unaudited - in millions)

	2013
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$162.8	$161.2	$304.7	$11.0	$8.3

Adjusted to remove:
No adjustments

Adjusted Non-GAAP amount	$162.8	$161.2	$304.7	$11.0	$8.3

Comprised of:
North America	$115.1	$146.9	$246.0	$7.7	$8.2
United Kingdom	47.7	14.3	58.7	3.3	0.1
	$162.8	$161.2	$304.7	$11.0	$8.3

	2012
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$158.7	$156.1	$299.1	$11.1	$4.6

Adjusted to remove:
Employee termination expense - United Kingdom			(0.8)		0.8
Leased facility abandonment costs - United Kingdom			(0.4)		0.4

Adjusted Non-GAAP amount	$158.7	$156.1	$297.9	$11.1	$5.8

Comprised of:
North America	$110.8	$140.7	$235.0	$7.5	$9.1
United Kingdom	47.9	15.4	62.9	3.6	(3.3)
	$158.7	$156.1	$297.9	$11.1	$5.8

Note: See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
CUSTOMER COMMUNICATIONS SEGMENT
Six Months Ended June 30,
(Unaudited - in millions)

	2013
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$338.0	$337.1	$625.8	$21.8	$27.5

Adjusted to remove:
No adjustments

Adjusted Non-GAAP amount	$338.0	$337.1	$625.8	$21.8	$27.5

Comprised of:
North America	$241.9	$307.7	$509.0	$15.1	$25.4
United Kingdom	96.1	29.4	116.8	6.7	2.1
	$338.0	$337.1	$625.8	$21.8	$27.5

	2012
	Operating Revenue	Out-of-pocket Reimbursements	Costs and Expenses	Depreciation and Amortization	Operating Income
Reported GAAP amount	$324.1	$320.8	$611.0	$22.1	$11.8

Adjusted to remove:
Employee termination expense - United Kingdom			(2.2)		2.2
Leased facility abandonment costs - United Kingdom			(0.4)		0.4

Adjusted Non-GAAP amount	$324.1	$320.8	$608.4	$22.1	$14.4

Comprised of:
North America	$224.5	$291.1	$482.3	$14.8	$18.7
United Kingdom	99.6	29.7	126.1	7.3	(4.3)
	$324.1	$320.8	$608.4	$22.1	$14.4

Note: See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used net proceeds from investments to fund other investment and financing activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2013 and 2012 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $243.6 million during the six months ended June 30, 2013 compared to $109.7 million for the six months ended June 30, 2012, an increase of $133.9 million, primarily as the result of a $125.0 million dividend received from BFDS during 2013.

During the six months ended June 30, 2013, the Company has received significant proceeds from the sale of investments, including $148.1 million from the sale of available-for-sale securities.  Income tax expense resulting from these investment sales was approximately $34.2 million, and will reduce operating cash flows in the period that taxes are paid.  The proceeds from these and other investment sales are included in investing activities, but the income taxes paid on these investment gains are required to be treated as an operating cash outflow. Operating cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

Operating cash flows during 2013 resulted principally from net income of $171.7 million, dividends from unconsolidated affiliates of $129.1 million, changes in working capital described below and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $66.3 million, amortization of share based compensation of $10.4 million and equity in earnings of unconsolidated affiliates of $15.1 million.

Operating cash flows from the six months ended June 30, 2013 were negatively impacted by changes in working capital as compared to the same period in 2012, primarily from the timing of income tax payments. Income taxes payable decreased $15.5 million during 2013, as compared to an increase of $81.5 million during 2012, primarily driven by a $68.9 million income tax expense associated with the $186.0 million gain recognized in 2012 on the dividend received and sale of a private company investment. Other significant changes in working capital from 2012 to 2013 were deferred revenue, accounts receiveable and other assets. Deferred revenues and gains decreased $0.9 million during 2013, as compared to a decrease in deferred revenues of $21.6 million during 2012, mostly attributable to not offering a service prepayment discount to BFDS in 2013. Accounts receivable decreased $27.6 million during the six months ended June 30, 2013, as compared to an increase of $0.3 million during the same period in 2012, a net increase in working capital of $27.9 million. Other assets decreased $12.7 million during 2013, as compared to a decrease of $35.8 million during 2012, mostly attributable to a $35.0 million prepayment for software services made in 2012 that will be used over multiple years.

Investing Activities

Cash flows provided by investing activities were $124.6 million during the six months ended June 30, 2013 as compared to $125.9 million for the six months ended June 30, 2012, a decrease of $1.3 million.  The decrease is attributable to lower net cash inflows for net investment activities (sales and purchases) and higher cash flows in 2013 from decreases in restricted cash to satisfy client fund obligations.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2013	2012
Financial Services Segment	$27.7	$26.7
Healthcare Services Segment	6.0	5.1
Customer Communications Segment	15.4	16.5
Investments and Other Segment	2.7	2.1
	$51.8	$50.4

Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $53.9 million and $142.9 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, the Company received $190.7 million from the sale/maturities of investments as compared to $319.0 million during the six months ended June 30, 2012. Included in the $319.0 million of proceeds from sale/maturities of investments during the six months ended June 30, 2012 is $138.7 million from the sale of a portion of the Company's shares in a private company investment.

Financing Activities

Cash flows used in financing activities were $278.6 million during the six months ended June 30, 2013 as compared $183.3 million for the six months ended June 30, 2012, an increase of $95.3 million.  The increase is primarily attributable to higher net cash outflows in 2013 on client fund obligations of $71.4 million, higher repurchases of common stock of $109.1 million, higher dividends paid of $8.5 million, lower proceeds from the issuance of common stock of $26.3 million, higher principal payments on debt of $12.2 million, and repurchases of the senior convertible debentures in 2013 of $39.2 million, partially offset by lower net payments under the revolving credit facility of $140.5 million, additional proceeds of $15.0 million under the accounts receivable securitization program and the 2012 purchase of the remaining non-controlling interest in DST Output U.K. for $17.7 million.

Common Stock Issuances and Repurchases

The Company received proceeds of $17.2 million and $43.5 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2013 and 2012, respectively.  The Company repurchased 1.7 million shares of DST common stock for $115.2 million during the six months ended June 30, 2013 under the Company's share repurchase plan, while no shares were repurchased during the six months ended June 30, 2012.  At June 30, 2013, the Company has approximately $137.3 million remaining for repurchase under its existing share repurchase plan.

Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $21.8 million and $27.9 million during the six months ended June 30, 2013 and 2012, respectively.

Dividends

DST paid a quarterly cash dividend of $0.30 per common share during the first and second quarters of 2013.  The total dividends for the six months ended June 30, 2013 were $26.6 million, of which $13.1 million were paid in June 2013 and $13.3 million were paid in March 2013.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. A semi-annual dividend payment of $17.9 million or $0.40 per share was declared during the six months ended June 30, 2012, but was paid in the subsequent quarter.

On July 30, 2013, the Board of Directors declared a quarterly divided of $0.30 per common share, payable on September 13, 2013, to shareholders of record at close of business on August 21, 2013.

Off Balance Sheet Obligations

As of June 30, 2013, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $951.6 million and $1,011.6 million of debt outstanding at June 30, 2013 and December 31, 2012, respectively, a decrease of $60.0 million during the six months ended June 30, 2013.

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2013	December 31, 2012
Accounts receivable securitization program	$150.0	$135.0
Secured promissory notes	7.6	14.5
Equipment credit facilities		12.0
Real estate credit agreement	99.8	101.7
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	62.4	90.1
Revolving credit facilities	114.0	31.1
Senior notes	370.0	370.0
Related party credit agreements	6.9	114.9
Other indebtedness	15.9	17.3
	951.6	1,011.6
Less current portion of debt	444.6	519.4
Long-term debt	$507.0	$492.2

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150 million.  In May 2013, the Company renewed its accounts receivable securitization program.  The facility will expire by its terms on May 15, 2014, unless renewed.

The outstanding amount under the program was $150.0 million and $135.0 million at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013 and 2012, total proceeds from the accounts receivable securitization program were approximately $482.2 million and $459.3 million and total repayments were approximately $467.2 million and $459.3 million, respectively.

Related Party Credit Agreements

In May 2013, the Company repaid its promissory note with BFDS, which had an outstanding balance of $107.0 million at December 31, 2012. The promissory note matured on July 1, 2013 and was not renewed.

Series C convertible senior debentures

Holders of the Company's Series C convertible senior debentures were eligible to convert these bonds from April 1, 2013 to June 30, 2013 as a result of DST's common stock trading above 120% of the applicable conversion price for at least P20D trading days during the period of 30 consecutive trading days ended March 31, 2013.  During the three months ended June 30,

2013, the Company used cash to settle debenture conversions of $39.2 million, of which $29.7 million was the accreted principal. Holders of the debentures continue to be eligible to convert these bonds from July 1, 2013 to September 30, 2013 because the stock price conversion feature had been met at June 30, 2013. Additionally, holders of unconverted bonds are eligible to receive contingent interest during the period from February 14, 2013 through August 15, 2013, as the average trading price of the Series C debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of the Series C debentures.

At June 30, 2013, the accreted principal balance of the convertible debentures was $62.4 million. On July 11, 2013, the Company announced the redemption of all remaining Series C debentures on August 15, 2013. The Company expects that debenture holders will request conversion to common shares of DST stock and the Company plans to fund the full conversion value in cash.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $704.0 million at June 30, 2013) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  In addition, at June 30, 2013, the Company had approximately $558.8 million of availability under its domestic revolving credit facilities.

The following credit facilities with outstanding amounts as of June 30, 2013 are scheduled to mature in 2013: syndicated real estate credit agreement in the amount of $99.8 million will mature on September 16, 2013 and the term loan credit facility in the amount of $125.0 million will mature on October 28, 2013, as a result of the amendment entered in July 2013. In addition, on August 15, 2013, the Company will redeem for cash all remaining Series C senior convertible debentures of $62.4 million. The Company intends to utilize funds from operations, investing activities and the existing syndicated line of credit to repay these credit facilities and to settle the debentures upon redemption.

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

The Company entered into an agreement to guarantee up to $3.0 million related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on September 30, 2013.  At June 30, 2013 and December 31, 2012, total borrowings on the loan were $28.7 million and $29.1 million, respectively, and the Company’s guarantee totaled $1.5 million at both June 30, 2013 and December 31, 2012.

The Company entered into an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At June 30, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

Except for the $0.8 million guarantee described above that has been accrued, at June 30, 2013 and December 31, 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2013 was approximately $704.0 million.  The impact of a 10% change in fair value of these investments would be approximately $43.6 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2013, the Company and BFDS had average daily cash balances of approximately $2.1 billion maintained in such accounts, of which approximately $1.4 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $3.4 million of net income (loss).

At June 30, 2013, the Company had $951.6 million of debt, of which $389.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

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

At June 30, 2013, the Company’s international subsidiaries had approximately $211.3 million in total assets and for the three and six months ended June 30, 2013, these international subsidiaries recorded net income of approximately $3.3 million and $8.8 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $21.1 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2013.

During 2013, the Company entered into a foreign currency economic hedging program to mitigate the impact of movements in foreign currency on the Company's $85.2 million intercompany loan with a U.K. subsidiary. Excluding this intercompany loan, the Company has approximately $13.1 million of unhedged intercompany loans as of June 30, 2013 with certain of its international subsidiaries that are expected to be repaid. The Company estimates that a 10% change in exchange rates on these intercompany loans would not have a significant impact on net income.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2013.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	268,968	(1)	$69.90	$18,660,879	$181,324,821	(2)
May 1 — May 31	430,985	(1)	69.60	29,927,162	151,397,659	(2)
June 1 — June 30	210,050	(1)	66.59	14,104,449	137,293,210	(2)
Total	910,003		$69.35	$62,692,490	$137,293,210	(2)
__________________________________________________

(1)
For the three months ended June 30, 2013, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 2,999 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 1,968 shares were purchased in April 2013, 985 shares were purchased in May 2013 and 46 shares were purchased in June 2013.

(2)
On January 30, 2013, the DST Board of Directors authorized a $250 million share repurchase plan. The plan, as amended, allows, but does not require, the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1
Amendment Number 8 to Receivables Purchase Agreement dated as of May 16, 2013, among Fountain City Finance, LLC; Bank of America, National Association; the Company and certain Company subsidiaries, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.

10.2
Retirement Agreement dated May 31, 2013, by and between DST Systems, Inc. and Kenneth V. Hager, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 6, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2013

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)