Form 10-K
period 2013-12-31
DST SYSTEMS INC
filed 2014-02-27
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2013:
Common Stock, $0.01 par value—$2,161,115,551
Number of shares outstanding of the Registrant's common stock as of January 31, 2014:
Common Stock, $0.01 par value—41,867,584
Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 13, 2014 (Part III)

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS
The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the Annual Report and in the Company's other filings with the Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company undertakes no obligation to update any forward-looking statement in this Annual Report to reflect future events or developments.
PART I
Item 1.    Business
DST Systems, Inc. (“DST” or the “Company”) is a global provider of technology-based service solutions that help clients grow their business and provide their customers an exceptional experience. DST serves clients in the asset management, brokerage, retirement, insurance, healthcare and other markets to help process, communicate and safeguard critical customer information needed to manage life's most important business, such as investing money, planning for retirement and maintaining a healthy lifestyle. The Company provides business solutions through a unique blend of industry knowledge and experience, technological expertise and service excellence. The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.
NARRATIVE DESCRIPTION OF BUSINESS
The Company's business units provide sophisticated information processing and servicing solutions to companies around the world. Through its global enterprise, DST delivers strategically unified business processing, data management solutions, and customer communications to the asset management, brokerage, retirement, insurance and healthcare markets. In addition to its technology products and services, DST's data centers provide technology infrastructure support for companies worldwide.
During 2013, DST created a new reportable segment entitled Healthcare Services by separating the Company's healthcare-related businesses from the previously reported Financial Services Segment. The Company's operating business units are now reported as three operating segments: Financial Services, Healthcare Services, and Customer Communications. Prior periods have been revised to reflect the new reportable operating segments. Investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.
For the year ended December 31, 2013, DST's operating revenues were $1,960.6 million. The Financial Services Segment is DST's largest segment and contributed 49.0% of consolidated operating revenues (excluding intersegment revenues), followed by the Customer Communications Segment with 33.3%, the Healthcare Services Segment with 17.0% and the Investments and Other Segment with 0.7%. A summary of each of the Company's segments follows.
Financial Services
The Financial Services Segment provides a variety of services to the asset management, brokerage, retirement and insurance industries and is the largest provider of third-party shareowner recordkeeping services to the mutual fund industry. The Company has developed a number of proprietary systems that are integrated into its solutions including:

•	Shareowner recordkeeping and distribution support systems for United States (“U.S.”) and international mutual fund companies, broker/dealers and financial advisors;

•	A defined-contribution participant recordkeeping system for the U.S. retirement plan market;

•	Investment management systems offered to U.S. and international investment managers and fund accountants; and

•	Business process management and customer contact system offered to a broad variety of industries.

Healthcare Services
The Healthcare Services Segment provides a variety of servicing solutions to U.S. healthcare organizations that, collectively, help meet the industry's information processing, quality of care and cost management needs while achieving compliance and improving operational efficiencies of each business. The Company's proprietary systems include medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third-party administrators, pharmacy benefit managers and medical practice groups.
Customer Communications
The Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win back customers.
Investments and Other
The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Segment are primarily passive in nature.
Sources of Revenue
The Company's sources of revenue are presented below by industry served. The sources listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2013		2012		2011
	(dollars in millions)
U.S. operating revenues:
Mutual fund / investment management	$875.0	44.6%	$806.4	42.6%	$768.9	44.1%
Healthcare related services	359.0	18.3%	334.1	17.7%	274.5	15.7%
Telecommunications, video and utilities	131.3	6.7%	143.4	7.6%	151.0	8.7%
Other financial services	144.5	7.4%	165.8	8.8%	135.5	7.8%
Other	69.8	3.6%	56.1	2.9%	58.6	3.3%
Total U.S. operating revenues	1,579.6	80.6%	1,505.8	79.6%	1,388.5	79.6%
International operating revenues:
Investment management and other financial services	244.7	12.5%	235.4	12.4%	208.9	12.0%
Telecommunications, video and utilities	41.4	2.1%	44.1	2.3%	46.2	2.6%
Other	94.9	4.8%	107.1	5.7%	100.4	5.8%
Total international operating revenues	381.0	19.4%	386.6	20.4%	355.5	20.4%
Total operating revenues	1,960.6	100.0%	1,892.4	100.0%	1,744.0	100.0%
Out-of-pocket reimbursements (1)	698.0		684.2		644.7
Total revenues	$2,658.6		$2,576.6		$2,388.7
______________________________________________________________________

(1)	Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT
The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: asset management (including shareowner recordkeeping, distribution support solutions and investment management solutions), brokerage solutions/subaccounting, retirement solutions, business process management and other services.The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.
The Financial Services Segment's sales efforts are closely coordinated with the Company's joint venture and strategic alliance partners. In certain cases, multiple products are integrated into a single solution. The Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. Sources of new business for the Financial Services Segment include (i) existing clients, particularly with respect to complementary and new products and services, (ii) companies relying on their own in-house capabilities and not using outside vendors, (iii) companies using competitors' systems, and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business. The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volumes, product innovation, and responsiveness. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services. The Company believes there is significant competition in its markets and its ability to compete effectively is dependent in part on access to capital.
The Financial Services Segment's five largest customers accounted for 30.9% of Segment operating revenues in 2013, including 11.2% from its largest customer. The service arrangements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements.
The following table provides sources of revenue by industry served for the Financial Services Segment:

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
U.S. operating revenues:
Mutual fund/investment management	$744.8	$715.9	$667.1
Healthcare related services	2.5	3.7	5.1
Telecommunications, video and utilities	3.3	3.5	4.1
Other financial services	59.4	58.8	50.8
Other	49.5	50.7	41.2
Total U.S. operating revenues	859.5	832.6	768.3
International operating revenues:
Investment management and other financial services	136.7	138.1	123.6
Telecommunications, video and utilities	7.0	6.9	6.5
Other	1.1	1.0	0.8
Total International operating revenues	144.8	146.0	130.9
Total operating revenues	1,004.3	978.6	899.2
Out-of-pocket reimbursements (1)	44.4	49.7	36.8
Total Financial Services Segment revenues	$1,048.7	$1,028.3	$936.0
_______________________________________________________________________

(1)	Principally postage and telecommunication expenditures, which are reimbursed by the customer.
Asset Management
Within the Financial Services Segment, the Company markets shareowner recordkeeping, distribution support solutions, asset gathering and servicing solutions and investment management solutions to asset managers.
Shareowner Recordkeeping
The shareowner recordkeeping systems and services support open and closed-end mutual funds, alternative investments and various forms of tax-advantaged savings vehicles. Included in tax-advantaged accounts are Individual Retirement Accounts

(“IRAs”) and Educational Savings Plan Accounts, which encompass both Coverdell and Section 529 college savings plan accounts. The Company markets its shareowner accounting and related products and services to investment company sponsors, plan recordkeepers and financial intermediaries. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. Investor attraction to a wide array of mutual fund investment products (to address different investment objectives) with increasingly specialized features has increased the number of shareowner accounts. Mutual fund product proliferation, combined with growing state and federal regulations, has increased the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems functionality to handle the increasing marketplace demands in order to maintain its market position and to improve quality and productivity.
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
Shareowner recordkeeping services are offered on a full, remote and shared service basis. Selection by a client of the type of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing, or Business Process Outsourcing (“BPO”), includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service mutual fund transfer agency clients may elect to have their end of day available client bank balances invested overnight by and in the name of the Company into money market funds or other similar overnight investment alternatives. “Remote” service processing, or Application Service Provider (“ASP”), is designed to enable mutual fund management companies acting as their own transfer agent, and third party transfer agents that have their own administrative and clerical staff, access to TA2000 at the Company's data processing facilities and the Company's data communications network. “Shared” service processing enables clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the use of Automated Work Distributor (“AWD”), DST's proprietary business process management and customer contact system.
The Company's shareowner recordkeeping business derives revenues from fees which are generally charged based on a per account and number of funds basis for system processing services and on a per account, number of funds and transaction basis for clerical services. In limited instances, the Company has asset-based fee arrangements. The Company's policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in the Company's full service transfer agency bank accounts.
Accounts serviced under shareowner recordkeeping arrangements with the mutual fund and alternative investment sponsors are referred to as “registered accounts.” This distinguishes these accounts from broker subaccounts, which are serviced under contract with a broker/dealer. Registered accounts include both tax-advantaged and non tax-advantaged accounts on the books of the transfer agent.
At December 31, 2013, the Company provided shareowner recordkeeping services for approximately 71.2 million registered accounts (both tax-advantaged and non-tax advantaged accounts). At December 31, 2013, 40.6 million of the registered accounts were tax-advantaged. DST serviced 23.0 million IRAs invested in mutual funds and 8.3 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). In addition, DST supported 9.3 million educational savings accounts, of which 8.6 million are Section 529 plan accounts.
Distribution Support Solutions
The Company offers products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. The array of solutions supporting distribution of investment products is expanding to address regulatory, service and information needs of the financial services industry. Certain products are paid by investment managers and certain products are paid by the distributor. The two primary distribution support solutions offered are DST Vision and Financial Advisor Network Mail (“FAN Mail”).
DST Vision is an aggregating website designed exclusively for financial advisors and broker/dealer back-office operations. The site enables mutual fund companies, Real Estate Investment Trusts, and variable annuity companies to reduce operational expense by replacing costly support phone calls from intermediaries with web-based self-servicing. Providing over 160,000 financial advisors access to approximately 475 participating investment product manufacturers, DST Vision is an industry leading source of customer information. Having access to consolidated account information across all of an investor's product relationships provides significant customer support efficiencies to the financial intermediaries' operations. Advisors can also utilize portfolio management tools, access electronic shareholder statements, and initiate transaction processing. DST Vision charges are paid by the product companies through a combination of user access charges and activity-related fees. The Company also provides additional services to advisors affiliated with independent broker/dealers. Through the Vision Professional product, advisors have access to presentation-ready, automated and consolidated quarter-end shareholder reporting with supplemental product and holdings analytics. The fees for Vision Professional are paid by the advisors under a subscription service.
FAN Mail is a centralized data delivery source for investor account detail from mutual fund, variable annuity, and Real Estate Investment Trusts companies. FAN Mail provides advisors and broker/dealer back offices the transactional and position information necessary to populate proprietary database and software applications. Daily automated downloads streamline back-office administrative tasks, reporting, and compliance oversight. FAN Mail is compatible with the industries' most popular portfolio management and compliance software applications. With participation from more than 260 product manufacturers, FAN Mail is one of the industries' most comprehensive sources of investor account detail and transactional information. FAN Mail charges are paid by the product companies based on the volume of account and transaction records delivered to the underlying intermediary.
While Vision and FAN Mail largely service the same audience, there are distinct reasons an intermediary would use one or both products. Vision, as a website, is designed to provide a real-time view of the underlying recordkeeping detail and is frequently used to resolve operations-based servicing issues or to execute transactions or perform account maintenance. FAN Mail is used by intermediaries that need to take possession of the data to source proprietary software applications. Consequently, almost all FAN Mail users also use Vision.
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
Asset Gathering and Servicing Solutions by ALPS
ALPS Holdings, Inc. (“ALPS”), which was acquired by DST in 2011, is a provider of a comprehensive suite of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds (“CEFs”), exchange-traded funds (“ETFs”) and alternative investment funds. ALPS markets its suite of asset servicing and asset gathering solutions to the investment management industry. Clients can leverage both aspects of ALPS and utilize its comprehensive asset servicing model and consult with the distribution team on strategies needed to raise assets. ALPS provides a tailored investment servicing model providing compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration and transfer agency services on a platform servicing open-end mutual funds, ETFs, CEFs and alternative investment funds. ALPS focuses on the needs of small to medium sized funds that require a broad set of customizable services. ALPS uses internal expertise, as well as external alliances, to provide distribution services ranging from consulting to active wholesaling and marketing. ALPS partners with select firms utilizing its experience to structure, service and distribute a variety of investment product types. ALPS asset gathering solutions include: marketing and wholesaling services; CEF IPO launch platform providing product sales, road show and marketing support; and proprietary open-end mutual funds, CEFs and ETFs under ALPS Advisors.
ALPS broadens the range of products and services DST offers to the investment management and brokerage industries. ALPS derives revenues from asset servicing, advising and distribution activities, which are generally based on a percentage of assets for which services are provided. ALPS asset servicing products and solutions compete with third party providers and in-house systems. ALPS asset servicing business competes with custodial banks and independent service providers. In the asset gathering business, ALPS principally competes with asset management firms.

Investment Management Solutions & Services
DST Global Solutions Limited (“DST Global Solutions”), a wholly-owned U.K. company, provides post-trade, middle, and back office investment management software applications, implementation and other professional services. It has offices in the U.K., North America, Australia, China, Hong Kong, Singapore, and Thailand. Its development centers are presently in the U.K., Australia and Thailand.
DST Global Solutions markets its solutions and services directly to its end-user clients, which are generally asset managers, asset servicers or third party administrators, asset owners and wealth managers. Many of the applications require integration into the client's environment and ASP solutions are also available. This results in demand for implementation support, such as testing, training and process flow documentation. DST Global Solutions is continually investing to improve its software and services capabilities to assist clients with optimizing their investment operations and providing investment data management and analytics solutions. DST Global Solutions' own global operating model and industry expertise is a competitive advantage versus other competitors when servicing large global clients with dispersed operations and larger local clients in developing markets who require local support.
DST Global Solutions has continued its commitment to expand its middle office applications, with an emphasis on support for the growing complexity of investment data and increasing regulation of the global investment industry. DST Global Solutions also offers solutions to support the distribution of investment products in select markets. The Company has an offering for transfer agency that is used in seven countries. The Company derives revenues from the above solutions and services, from license fees, fees for customized installation and programming services and annual maintenance fees, which include ASP solutions.
DST Global Solutions' competitors vary by market segment and solution set. The Company expects that the mix of competitors will shift over time as the industry expands from traditional investment strategies of equities and fixed income instruments to increasingly encompass alternative investment products. The Company believes that it has a combination of capabilities against this array of competitors because of its expertise in specific application areas such as large-scale accounting and recordkeeping applications and investment data management and analytics capabilities.
Joint Venture Shareowner Processing
The Company provides domestic and international shareowner processing through joint venture companies of the Company and State Street Corporation (“State Street”).
Domestic
Boston Financial Data Services, Inc. (“BFDS”), a 50%-owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and Customer Communications capabilities with the marketing capabilities and custodial services of State Street to provide full-service and shared-service shareowner recordkeeping to U.S. mutual fund companies. BFDS also offers compliance, eBusiness, full service proxy solutions, event center support, financial intermediary administration and full/shared service support for defined contribution plans using the Company's TRAC retirement solutions system. BFDS's revenues are primarily derived from account, CUSIP and asset-based fees. BFDS also derives revenues from maintaining and managing, as agent for its clients, such bank accounts as necessary for the performance of its services. BFDS is the Financial Services Segment's second largest customer, accounting for approximately 11.1% of the Segment's operating revenues in 2013 and 5.7% of the Company's total operating revenues in 2013.
International
International Financial Data Services, U.K. (“IFDS U.K.”), a 50%-owned joint venture with State Street, offers full, remote and shared service processing for Open Ended Investment Companies (“OEIC”), unit trusts and related products. IFDS U.K. served 10.2 million unit holdings and OEIC shareholdings as of December 31, 2013. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. IFDS U.K. also offers policy administration processing services to the providers of workplace and group defined contribution pension plans, servicing 87,000 policyholders at December 31, 2013. IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, as well as through wealth management service arrangements utilizing the DST Bluedoor and IFDS Ireland Percana software technologies, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis although certain revenue is also derived from fixed fees and, in part, by the level of funds under management of certain client companies.

International Financial Data Services, L.P. (“IFDS L.P.”) is a 50%-owned U.S. partnership with State Street that wholly owns the following operating companies: International Financial Data Services, Canada (“IFDS Canada”), International Financial Data Services, Ireland (“IFDS Ireland”), and International Financial Data Services, Luxembourg (“IFDS Luxembourg”).
IFDS Canada provides full, remote and shared service processing to the Canadian mutual fund industry and U.S. offshore funds. IFDS Canada uses iFAST, its proprietary mutual fund recordkeeping system, to support Canadian mutual fund processing and TA2000 to support U.S. offshore fund processing. Revenues are derived from providing remote, shared and full service mutual fund shareowner processing services based upon assets under management or the number of shareowner accounts and transactions. IFDS Canada receives professional services fees for client-specific enhancements and support to remote processing. IFDS Canada also provides Deposit Services, for the provision of full outsourced administration of Guaranteed Investment Certifications (“GICs”) to banks, credit unions and insurance industries in Canada. Revenues from Deposit Services are derived from assets under management or GIC origination values.
IFDS Ireland provides transfer agency services to State Street Ireland and other third party clients under outsourcing agreements. Client servicing activities are focused on supporting State Street's and other third parties' services to fund promoters and investment managers who provide offshore funds. Revenues are derived from an agreement with State Street, with fees determined by cost plus an agreed mark-up. In addition, revenue from third party service providers is derived from agreed upon fee schedules. IFDS Ireland also includes Percana Group Limited (“Percana”), a software development company that provides policyholder servicing systems to the international life insurance industry using its proprietary Percana insurance processing software. In addition, Percana provides consultancy and outsourcing services to its clients. Revenues at Percana are derived from the sale of software licenses, support and maintenance, business process outsourcing and professional consultancy.
IFDS Luxembourg provides transfer agency services to State Street Luxembourg under an outsourcing agreement, as well as to other clients on a direct contractual basis. Client servicing activities are focused on supporting State Street's and other clients' services to fund promoters and investment managers in the Luxembourg and Continental European market. Revenues are derived with State Street pursuant to an agreement with fees determined by cost plus an agreed mark-up. In addition, revenue from third party service providers is derived from agreed-upon fee schedules.
Brokerage Solutions/Subaccounting
The Company markets subaccounting services, compliance solutions and professional services to broker/dealers and financial advisors. DST Brokerage Solutions provides mutual fund shareowner recordkeeping services to brokerage firms who perform recordkeeping functions in a subaccounting arrangement for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company offers subaccounting services to broker/dealers on both a remote (ASP) and full service (BPO) basis. A broker/dealer providing subaccounting services may provide these services to multiple fund companies. The Company's TA2000 system is able to meet the complex reconciliation and system interfaces required by broker/dealers. The Company believes using the same core processing functionality for both transfer agency shareowner recordkeeping (registered accounts) and subaccounting should further the clients' objectives of consistent accounting for shareowner positions, since the recordkeeping is done by one system—TA2000. In addition, the Company has a wholly-owned subsidiary, DST Market Services, LLC, which is a limited purpose broker/dealer used to facilitate business transactions.
Revenues for subaccounting services are generally based on the number of subaccounts serviced and, because of the level of services provided directly by the broker/dealer, fewer of TA2000's features are required. This results in per account revenue for subaccounts being less than what the Company derives from its mutual fund shareowner processing services for registered accounts. Subaccounts serviced by the Company were 25.7 million at December 31, 2013.
The Company's subaccounting business competes not only with third party providers but also with in-house systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services.
Retirement Solutions
The Company markets its participant recordkeeping and plan administration services for defined contribution plans to investment company sponsors and plan recordkeepers. DST Retirement Solutions LLC (“DST Retirement Solutions”), a wholly-owned subsidiary of DST, was formed to meet the needs of defined contribution plan service providers. The entity combines the Company's TRAC technology solution with BFDS' defined contribution full service plan administration and recordkeeping unit. From full service (BPO) to remote (ASP), DST Retirement Solutions offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size. As of December 31, 2013, DST Retirement Solutions serviced 6.9 million plan participants on the TRAC platform. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

The Company's TRAC system provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts, annuities and other investment products. The Company believes the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) the federal government has policies that encourage, and the retirement plan industry has a strong desire to expand, coverage to include the estimated 95.0 million Americans not participating in a retirement savings program today, and (iii) potential participation is likely to increase as retirement plan sponsors adopt auto enrollment and guaranteed income features for new employees, and a relatively small percentage of plan providers utilize processing service arrangements and instead process on licensed software which the Company believes is less flexible and more expensive.
International Wealth Management and Retirement Solutions
The Company's wholly-owned subsidiary, DST Bluedoor Pty Limited ("DST Bluedoor"), based in Melbourne, Australia, specializes in wealth management solutions and application tools designed for the transformation of administrative processes for companies offering products to funds management and retirement savings markets. DST Bluedoor provides software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management, “wrap platforms” and retirement savings (“superannuation”) market in Australia and the U.K., through its two key products; Bluedoor and Opendoor.
Bluedoor is a leading ‘next generation’ investment platform and retirement savings solution. Bluedoor is a highly configurable, feature rich system made up of a number of components that deliver a complete end to end administration solution. Bluedoor clients currently include wealth managers, retirement funds and third party administrators in Australia and the UK. Opendoor is an e-commerce portal that provides a single customer view across multiple registry systems, orchestrates transactions and reporting, content management and data warehousing.
DST Bluedoor sells licenses of its software solutions and services for the implementation, development and ongoing support for its customers.
Business Process Solutions
AWD is an enterprise-scale business process management (“BPM”) platform. AWD supports the capture of all inbound work at the point of contact (mail, telephone call, internet, e-mail, fax, social media, etc.). It then manages the work steps required to complete the request. The system assigns work, based on priority, to the resource most qualified to complete the current work step. AWD's sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for compliance with internal and external regulations. By enforcing standard business processes regardless of the origin of the request, the system ensures every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.
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
The Company's Electronic File Solution (“EFS”) is designed to be a reliable and secure electronic system for long-term records management. EFS allows for the capture, indexing, storage and retrieval of important records according to each client's unique business requirements.
Data Science and Analytics
The Company offers data analytics and consulting services in both the U.S. and U.K. to help its clients gain and utilize insights into customer needs and preferences. The Company employs advanced analytical techniques and “Big Data” technologies to deliver actionable insights and drive profitable business interactions. From the development of hosted products to the design of customer insight and engagement programs, it offers a comprehensive range of capabilities to help DST clients rapidly create value from their data.
Information Processing Facilities and Services
The data processing needs of the Company's Financial Services Segment, Healthcare Services Segment and certain products of the Customer Communications Segment are provided by two data centers in Kansas City, Missouri, and a Disaster Recovery Data Center in St. Louis, Missouri.
The Winchester Data Center (“Winchester”) is the Company's primary central computer operations and data processing facility. Winchester has a total of 162,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 37,000 million instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 479 terabytes. Winchester also contains more than 2,200 servers with over 3.5 petabytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.
The Poindexter Data Center supports the Company's AWD Image processing, EFS, and hosting clients. The facility has a total of 13,800 square feet. The computer room houses iSeries computers, disk-based storage systems (over 2 billion replicated images), optical storage, Linux and Windows systems, which support more than 45,000 users. The Poindexter Data Center also houses over 500 servers supporting various Company products. The processing environments are supported in both the Winchester and Poindexter data centers to provide our clients with a high availability solution. The Company derives revenues from providing solutions and hosting services based upon capacity utilized, which is significantly influenced by the volume of transactions and the number of users.
The Company's Disaster Recovery Data Center houses mainframe technology equivalent to Winchester, including mainframe computers that have the capacity to run over 30,000 MIPS and the capacity to store more than 453 terabytes of direct access storage devices. The Company's data communications network is linked to the Disaster Recovery Data Center to enable client access to the center. The iSeries processors at Poindexter and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.
All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company's clients.

HEALTHCARE SERVICES SEGMENT
The Healthcare Services Segment provides a variety of solutions to meet the information processing, quality of care and cost management needs, while achieving compliance and improving operational efficiencies, of U.S. Healthcare organizations. The Company has proprietary systems that are integrated into its solutions including medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, pharmacy benefit managers and medical practice groups. The Healthcare Services Segment's five largest customers accounted for 48.1% of Segment operating revenues in 2013, including 16.6% from its largest customer. During 2013, the Company was notified that one of its top five largest customers of the Healthcare Services Segment is not renewing its contract.
The following table provides sources of revenue by industry served for the Healthcare Services Segment:

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
U.S. operating revenue:
Healthcare related services	$333.3	$300.6	$270.8
Total operating revenues	333.3	300.6	270.8
Out-of-pocket reimbursements (1)	6.2	5.1	5.3
Total Healthcare Services Segment revenues	$339.5	$305.7	$276.1
_______________________________________________________________________

(1)	Principally postage expenditures, which are reimbursed by the customer.
The Healthcare Services segment is primarily comprised of operations within the Company's two wholly-owned subsidiaries, Argus Health Systems, Inc. (“Argus”) and DST Health Solutions, LLC (“DSTHS”).
Argus Health Systems, Inc.
Argus is an independent provider of health care information management services supporting commercial, Medicaid and Medicare Part D plans. Argus markets its claims processing services to pharmacy benefit managers, managed care organizations, insurance companies, HMO, PPO, pharmaceutical manufacturers and distributors, and third party administrators.
Argus is one of the largest pharmacy claims processors in the industry. In 2013, Argus processed approximately 604.6 million claims, resulting in approximately 444.0 million paid claims to pharmacies and members. As of December 31, 2013, Argus provided claims processing for over 29.3 million members, including 7.4 million Medicare Part D members, approximately 19.4% of Medicare Part D enrollees nationwide.
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
Argus' proprietary claims processing system, RxNova, is a highly scalable and comprehensive system for the administration of pharmacy benefits, prescription claims adjudication, eligibility, pharmacy management, and related activities. This benefit management solution is a web-based application using rules-based architecture and parameter-driven functionality to provide real-time online benefit configuration through an intuitive user interface. RxNova provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can provide information to dispensing pharmacists to help ascertain potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions. Argus operates RxNova at the Company's Data Centers.
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
Argus' claims processing services compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market due to its ongoing investment in its products and the development of new products to meet the needs of managed care organizations, pharmacy benefit managers, pharmaceutical manufacturers and distributors, and third party administrators. Another competitive difference is that Argus' business model provides a transparent drug pricing transaction between Argus' customer and the pharmacy with visibility to the price paid by its customer and the negotiated charge from the pharmacy. Some competitors derive revenue through spread pricing whereby the drug cost charged to customers is higher than the negotiated rate with pharmacies. In addition, some competitors own mail order facilities which enable them to earn spread revenue on the drug transaction and may result in conflicts in objectives of the servicer to drive members to mail order versus objectives of the customer to offer more competitive rates for other alternatives, such as 90 days at retail.
DST Health Solutions, LLC
DSTHS provides processing systems, integrated care management applications and BPO services for payers and providers in the U.S. healthcare industry. DSTHS' business process outsourcing services and solutions are marketed to health insurance companies, health plans, benefits administrators, private physician practices and hospital-based physician groups. Customers include health maintenance organizations (“HMO”), preferred provider options (“PPO”), point of service (“POS”), Consumer Directed Health (“CDH”), dental, vision, and behavioral health organizations operating commercial, non-profit and government sponsored programs (e.g., Medicare Advantage, Medicare Part D and Medicaid) supporting services to approximately 23.5 million people as of December 31, 2013.
DSTHS processing services are offered on a software license, ASP or BPO basis. Services are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package of systems and comprehensive administrative solutions. Claims administration services include claims processing, benefit plan management, eligibility and enrollment management, mail receipt and processing, imaging/data capture and retention, overflow, fulfillment, utilization management, case management and customer service.
Integrated care management applications assist customers to improve member outcomes and manage costs. Care management applications are designed to enable customers to gather and utilize member information for efficient service delivery, comprehensive clinical evaluation and effective care coordination. DSTHS' Integrated Care Management solution is a real-time, intuitive, workflow driven solution suite that enables a customer to provide the services members need as they move between Health and Wellness, Utilization Management, Disease Management and Case Management programs. In addition to proprietary systems, DSTHS is the exclusive distributor of a patient classification system developed by Johns Hopkins University, Johns Hopkins' Adjusted Clinical Groups (“ACG”). The ACG System is a software tool for provider profiling, predictive modeling, resource management and reimbursement rate adjustment. This application provides health plans with the ability to easily identify their at-risk population and stratify them into the optimal care management program for both the member's needs and the Health Plan's goals for that member. Fully integrated in DST's Integrated Care Management suite, ACG brings high-risk members to the attention of a Care Team allowing for a quick evaluation and potential intervention. In 2011, DSTHS acquired the assets of Intellisource Healthcare Solutions, a provider of integrated care management, workflow and analytics solutions for the healthcare industry. Intellisource has been integrated into the Company's healthcare solutions offerings.
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
DSTHS revenues are generally derived from fees charged based on a per member/per month (“PMPM”) basis and transactional basis for BPO services. DSTHS also receives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DSTHS proprietary software hosted in DST data centers. DSTHS realizes revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. DSTHS also derives professional service revenues from fees for implementation services, custom programming and data center operations.
DSTHS' competitors' solutions are primarily based on complete replacement of a payer's core system. DSTHS believes that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that are in the highest need of improvement, resulting in protection of the client's current IT investment and less overall disruption to its business operation.

CUSTOMER COMMUNICATIONS SEGMENT
The Company's Customer Communications Segment offers a full range of customer communications solutions serving a variety of industries in the U.S., Canada and the U.K. Services are provided to the asset management, brokerage, retirement, retail banking, insurance, healthcare, consumer finance, video/broadband, telecommunications, utilities, retail, travel, charity, automotive and other service industries.
The Customer Communications Segment's North America business provides digital print, electronic solutions, direct marketing, and fulfillment services directly to clients and through relationships in which its services are combined with, or offered concurrently through, providers of data processing services. North American products are also distributed or bundled with product offerings to clients of the Financial Services and Healthcare Services Segments.
The Customer Communications Segment's U.K. operations are among the largest direct communications manufacturers in the country. The U.K. business is oriented to data driven marketing communication. The services and products offered integrate communications through print and e-solutions.
The key competitive factors for the Customer Communications Segment in the U.S. are price and the ability to offer (i) single-source print and electronic transactional, marketing and compliance customer communication solutions, (ii) postage capabilities allowing more efficient delivery and potential cost savings, (iii) the range of customization options available for personalizing communications and their ease of application, (iv) the quality and speed of services provided, (v) the multi-channel delivery capability based on customer preference, (vi) the quality of customer support and (vii) the ability to handle large volumes efficiently and cost effectively. In North America, the most significant competitors for print, mail and electronic delivery of transactional, marketing and compliance documents are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the Segment's printing operations are located and (iii) national competitors. In the U.K., the market remains competitive with a mature print management model, a smaller number of multi-site print providers and smaller competitors operating in niches.
The Customer Communications Segment's five largest clients accounted for 21.2% of segment operating revenues in 2013, including 9.7% from its largest client. In North America, the service arrangements the Company separately negotiates with Customer Communications Segment clients are typically multi-year agreements. In the U.K., contracts are generally shorter-term in nature.
The following table provides sources of revenue by industry served for the Customer Communications Segment:

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
U.S. operating revenues:
Mutual fund/investment management	$130.4	$103.3	$98.1
Healthcare related services	23.2	33.9	24.4
Telecommunications, video and utilities	128.0	139.9	146.9
Other financial services	85.1	108.3	87.8
Other	58.6	24.8	28.9
Total U.S. operating revenues	425.3	410.2	386.1
International operating revenues:
Investment management and other financial services	108.0	97.3	85.3
Telecommunications, video and utilities	34.4	37.4	40.1
Other	92.8	105.1	98.3
Total International operating revenues	235.2	239.8	223.7
Total operating revenues	660.5	650.0	609.8
Out-of-pocket reimbursements (1)	654.7	636.7	607.0
Total Customer Communications Segment revenues	$1,315.2	$1,286.7	$1,216.8
_______________________________________________________________________

(1)	Principally postage expenditures, which are reimbursed by the customer.

Multi-Channel Execution and Delivery
The Customer Communications Segment's multi-channel execution and delivery solutions provide: transactional communications; direct marketing services; postal optimization; participant enrollment communications; compliance solutions, including proxy management and compliance document delivery; and archival and retrieval solutions. The Segment's electronic and mobile communications offerings also enable clients to connect with customers digitally using the same data stream as for print.
Digital Color Printing
The Customer Communications Segment's Digital Press Technology platform is an integrated and automated production environment that transforms our clients' electronic data into customized documents that can be delivered via a number of channels. The highly automated production environment maximizes productivity and reduces delivery times.
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
Direct Marketing
The Customer Communications Segment's direct marketing solutions provide highly personalized mail pieces to its clients' target audiences. Services include database list management, development and programming, print production, postal processing, personalization, inkjet addressing, inserting and other production services.
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
Postal Optimization
As one of the largest First-Class mailers in the U.S., the Customer Communications Segment provides a range of postal services to help clients optimize mail efficiencies and streamline postage expenses. Postage-related services include automated postage payment, postage advance accounts (deposits and escrow accounts), and management of presort vendors and international mail, as well as helping clients address postal compliance issues. The Segment's postal processing services include address quality, postage payment, presort and tracking.
The Segment offers its Smart Commingling service for letter- and flat- size bills and statements, which combines multiple clients' First-Class Mail to qualify for finer ZIP Code sortation. Combining clients' mail pieces enables more mail to meet the volumes established by the U.S. Postal Service for three-digit and five-digit priority processing. This service enables the Segment to bypass traditional postal processing touchpoints resulting in faster delivery times, which can enhance customer satisfaction and help clients receive a faster return response or remittance. As a Continuous Mailer, the Segment can process and release statements and other documents 24 hours a day, 365 days a year—as soon as the individual mail trays are ready. The Segment supports clients through U.S. Postal Service-approved promotional programs, which offer discounts on First-Class and Standard Mail by integrating mail with mobile and emerging technologies.
In the U.K., the Customer Communications Segment provides postal optimization of both U.K. and international mail. The U.K. market is open to competition, with a number of alternate postal providers in addition to the Royal Mail. The processing of data allows the optimization of postage through the lowest cost routing solution. The consolidation and pre-sortation of international-destined mail via a network of overseas postal providers provides savings to the Segment's clients.
The Customer Communications Segment derives revenues from its postal optimization services based generally on the number of mail pieces processed through each service option chosen by the clients.

Compliance Solutions
The Customer Communications Segment in North America supports full-service proxy solutions that comprise proxy management, solicitation, and vote certification services; record keeping, vote tabulation, and electronic shareholder interfaces; print/mail and electronic delivery; hosting; and voting services. In addition, the Segment offers a compliance document delivery solution, supporting both printed output and electronic presentment.
The production of compliance communications is also one of the major services provided by the Segment's U.K. operation, which is one of the major business process outsourcers for the Financial Services industry in that country. Solutions offered include the production of investment statements and daily regulatory communication for the Asset and Wealth Management sectors.
Archival and Retrieval Solutions
The need for customer service retrieval of statements is addressed by the Segment's presentment solutions. These products provide customer service representatives with a searchable, indexed statement image that matches the print or electronic version sent to consumers, which can enable faster customer service calls and improved first-call resolution rates. In addition to retention via Web presentment solutions, encrypted CD/DVD, microfilm and computer output microfiche (“COM”) capabilities are also available for longer-term storage and archival.
Content Creation and Management
The Customer Communications Segment's Communication Content Creation and Management solutions help clients make informed marketing, sales, and financial decisions by utilizing data analysis to create individual customer dialogs, targeted campaigns, and variable communications to an entire customer base across multiple channels. In addition, the Segment offers content databases to enable the management and delivery of marketing and sales material in print, online or on a mobile device to support its clients' field sales efforts. Specialized educational materials, training and libraries are also offered to the North American retirement and healthcare markets.
Dialog and Campaign Management
The Customer Communications Segment offers dialog and campaign management platforms which allow clients to segment their customer databases for targeted cross-channel campaigns using personalized messaging, syndicated content and selective inserting down to the individual document level.
Both the North America and U.K. businesses also offer event-based and mobile marketing. In the U.K., the Segment provides literature fulfillment services similar to those provided in North America, as well as the fulfillment of magazines in response to subscriptions, product fulfillment for charities, and print on demand solutions for sectors such as Financial Services and Education.
Marketing Technology
The Customer Communications Segment offers technologies to support its clients' marketing and sales efforts. These technologies include MarketPower, a platform that streamlines the process of managing, procuring, and distributing marketing and other collateral; LitBoard, a mobile sales and marketing content library; an email marketing platform; hosting; as well as online and mobile application development.
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

Educational Materials and Training for the Retirement and Healthcare Sectors
The Customer Communications Segment provides retirement plan educational materials, such as newsletters, to service providers for distribution to plan sponsors and plan participants. The Customer Communications Segment also provides education and training to retirement plan professionals through in-person and online seminars. In addition, the Segment offers an online library of retirement plan educational materials on a subscription basis. The library can serve as an important resource for retirement plan professionals and other advisors. The Segment also provides pre- and post-enrollment healthcare communications, including plan-specific member welcome kits, ID cards, provider directories and a comprehensive online resource center of wellness education content for plan providers and their members.
Facilities
The Customer Communications Segment's North America business has three primary operating facilities in the U.S. and one in Canada, and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-Class mailers in the U.S.
In the U.K., the Segment has five production facilities to deliver a range of output types, including offset litho printing, high-quality digital laser printing, and inkjet printing. It is among the largest direct communications manufacturers in that country.
INVESTMENTS AND OTHER SEGMENT
The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature.
The Company owns and operates real estate mostly in North America and the U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company and its real estate subsidiaries own approximately 1.3 million square feet of office and retail space and 1.2 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold leases in certain properties which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties and an underground facility.
The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $645.4 million at December 31, 2013, including approximately 7.0 million shares of State Street Corporation (“State Street”) with a market value of $515.5 million based on closing exchange values at December 31, 2013.
The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of December 31, 2013 (in millions):

	DST wholly-owned (1)		Joint venture-owned (1)
Occupied by DST and related affiliates	1.7		0.5
Occupied by third parties and vacant	1.2	(2)	2.3
Total	2.9		2.8
_______________________________________________________________________

(1)	Amounts exclude square footage of wholly-owned data centers and related property and a joint venture-owned 1,000 room convention hotel.

(2)	Includes 0.5 million square feet of an underground storage facility.
DST considers its data centers and surrounding property to be specialized operational assets and does not consider them to be real estate assets. Therefore, its data centers are not included in its real estate operations, but rather the Financial Services Segment.
SOFTWARE DEVELOPMENT AND MAINTENANCE
The Company's software development and maintenance efforts are focused on introducing new products and services, as well as enhancing its existing products and services. The software development, maintenance and enhancements costs, including capitalized software development costs, were $152.1 million, $159.6 million and $162.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

INTELLECTUAL PROPERTY
The Company holds U.S. patents, U.S. copyrights and trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services and Healthcare Services Segments and the statement and mail processing services and technology provided by the Customer Communications Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to the Segments are valuable, the success of the Company primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.
EMPLOYEES
The following table summarizes the number of employees of the Company and its majority-owned subsidiaries, as well as the number of employees at the Company's significant unconsolidated affiliates as of December 31, 2013:

	U.S.	International	Total
Financial Services Segment	3,800	2,700	6,500
Healthcare Services Segment	2,100	—	2,100
Customer Communications Segment	2,700	1,600	4,300
Investments and Other Segment	30	—	30
Total, excluding unconsolidated affiliates	8,630	4,300	12,930
Unconsolidated affiliates	2,200	4,400	6,600
Total, including unconsolidated affiliates	10,830	8,700	19,530
Except for certain employees of Howitt Limited, a U.K. subsidiary reported in the Customer Communications Segment, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.
SEGMENT, GEOGRAPHIC AREA AND OTHER FINANCIAL INFORMATION
This discussion of the business of DST Systems, Inc. should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 17 are incorporated herein by reference in partial response to this Item 1.
AVAILABLE INFORMATION
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company's Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the Company's corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee, Compensation Committee and Finance Committee of the DST Board of Directors are available in the “Investor Center” on the Company's Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary's Office at (816) 435-8655. An individual may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors
COMPANY-SPECIFIC TRENDS AND RISKS
There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating and financial results, cash flows, financial condition, prospects or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2013.
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
We derive our revenues from the delivery of products and services to clients in the mutual fund, brokerage, investment management, healthcare, telecommunications, video and utilities, other financial service (i.e. insurance, banking and financial planning) and other industries. Demand for our products and services among companies in those industries could decline for many reasons. If demand for our products decreases or any of the industries we serve decline or fail or consolidate, reducing the number of potential clients, our business and our operating results could be adversely affected.
Events that adversely affect our clients' businesses, rates of growth or numbers of customers they serve could decrease demand for our products and services and the number of transactions we process. Events that could adversely affect our clients' businesses include decreased demand for our customers' products and services, adverse conditions in our customers' markets or adverse economic conditions generally. We may be unsuccessful in predicting the needs of changing industries and whether potential customers will accept our products or services. If trends or events do not occur as we expect, our business could be negatively impacted.
The Securities and Exchange Commission may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business.
The SEC may issue regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale. Additionally, brokers and financial intermediaries may become subject to new fiduciary standards-of-care that could cause them to alter their methods of distribution. We cannot predict the requirements the SEC may propose and finally adopt. Regulations that would cause current distribution channels or interest in mutual fund investing to change could impact the number of accounts on our systems and other services we provide to our customers and, as a result, could adversely affect our business and our operating results.
Additionally, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce there capacity to transact, or otherwise present inefficiencies in their interactions with us.
An increase in subaccounting services performed by brokerage firms could adversely impact our revenues.
Our mutual fund clients may decide to allow a broker/dealer who has assisted with the purchase or sale of mutual fund shares to perform subaccounting services. A brokerage firm typically maintains an “omnibus” account with the fund's transfer agent that represents the aggregate number of shares of a mutual fund owned by the brokerage firm's customers. The omnibus account structure results in fewer mutual fund shareowner accounts on our systems, which adversely affects our revenues.
We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our mutual fund clients to use an omnibus accounting structure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which generally results in lower revenues.

The demand for our products and services could decrease if we do not continually address our clients' technology and capacity requirements.
Our clients use technology-based products and services in the complex and rapidly changing markets in which they operate. We must substantially invest in technology and systems to meet customer requirements for technology and capacity. If we do not meet clients' technology and capacity requirements in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our business could be adversely affected.
The quality or availability of postal system services could decrease, reducing the volume of printed customer communications and negatively impacting our business.
The Company is dependent on postal delivery systems for final delivery of printed customer communications. Postal delivery systems are facing economic pressures from the reduction in first class mail and certain postal delivery systems have experienced work stoppages and other interruptions. Accuracy and speed of delivery are important factors for clients using printed communications in their businesses. Changes in the timeliness and quality of postal delivery could negatively impact the level of printed communications delivered by our customers to their clients. A decrease in such communications could adversely affect our business and our operating results.
Decreased demand for traditional printed and mailed communications may adversely affect our business, depending on the extent to which our customers' and their clients' acceptance of electronic alternatives continues to grow.
To the extent clients' customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents could decrease. We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions. Customers may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than the Company, which could adversely affect our business and our operating results.
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
Our success depends on recruiting and retaining adept management and personnel with expertise in software and systems development and the types of computer hardware and software we utilize. If we are unable to hire or retain qualified personnel, our operations could be materially adversely affected. Companies in our industry compete fiercely for qualified management and technical personnel. We cannot guarantee that we will be able to adequately compete for or keep qualified personnel. If we lack qualified management, there is an increased risk that the Company will adopt unfavorable business strategies, especially in a complex business like ours with multiple segments and operating entities. If we lack qualified technical personnel, our ability to develop the systems and services our clients demand may also be negatively affected.
Our businesses are subject to substantial competition.
We are subject to intense competition from other established service providers in all industries we serve. Some of our competitors are able to bundle service offerings and offer more appealing pricing structures. Some of our clients, or the clients they serve, may develop, have developed or are developing the in-house capacity to perform the transaction processing, recordkeeping and output services they have paid us to perform. Additionally, some of our competitors and clients have greater financial and human resources and access to capital than we do.
Our failure to successfully compete in any of our material operating businesses could have a material adverse effect on our operating results. Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.

We and our unconsolidated affiliates are subject to government regulation. Any regulatory violations, changes or uncertainties could adversely affect our business.
A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations. Such regulations cover all aspects of our businesses including, but not limited to, sales and trading methods, trade practices among broker/dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, net capital, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. Any violation of applicable regulations could expose us or those businesses to civil or criminal liability, significant fines or sanctions or damage our reputation, the revocation of the licenses, censures, fines or a temporary suspension or permanent bar from conducting business, which could adversely affect our business or our financial results. Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect our financial results.
Our clients are subject to government regulation that could affect our business.
Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.
We operate internationally and are thus exposed to foreign political, economic and other conditions that could adversely affect our revenues from or support by foreign operations.
Revenues from our subsidiaries in Asia, Australia, Canada, Europe and elsewhere outside the U.S. are an important element of our revenues. Inherent risks in our international business activities could decrease our international sales and have a material adverse effect on our overall financial condition, operating results, and cash flow. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation, potential expropriation of assets by foreign governments, the failure to bridge cultural differences, and limited or prohibited access to our foreign operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our international business.
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
As part of our transaction processing and other services, we maintain and manage large bank and investment accounts containing client funds, which we hold as agent, as well as operational funds. Our revenues include investment earnings related to client fund cash balances. Our choices in selecting investments, or market conditions that affect the rate of return on or the availability of investments, could have an adverse effect on the level of such revenues. The amounts held in our operational and client deposit accounts could exceed the limits of government insurance programs of organizations such as the Federal Deposit Insurance Corporation and the Securities Investors Protection Corporation, exposing us to the risk of loss. Any such loss would have an adverse impact on our business and our financial condition.

Our revenues could decrease if client contracts are terminated or fail to renew or if clients renegotiate contracts or utilize our services at lower than anticipated levels.
We derive most of our revenue by selling products and services under long-term contracts, many of which contain terms and conditions based on anticipated levels of utilization of our services. We cannot unilaterally extend the terms of our client contracts when they expire. Contracts can terminate during the term of agreement for various reasons, including through “termination for convenience” clauses in some contracts that enable clients to cancel by written notice. Our revenues could decrease as a result of terminations or non-renewals of client contracts; extensions of client contracts under, or contract re-negotiations resulting in, less favorable terms; or utilization of services at less than anticipated levels.
Our businesses expose us to risks of claims and losses that could be significant and damage our reputation and business prospects.
Our proprietary applications and related consulting and other services include the processing or clearing of financial and healthcare transactions for our clients and their customers and the design of benefit plans and compliance programs. The dollar amount of transactions processed or cleared is vastly higher than the revenues we derive from providing these services. In the event we make transaction processing or operational errors, or mismanage any process, we could be exposed to claims for any resulting processing delays, disclosure of protected information, miscalculations, mishandling of pass-through disbursements or other processes, and failure to follow a client's instructions or meet specifications. Additionally, we may be subject to claims or liability resulting from a failure of third parties (including regulatory authorities) to recognize the limitations of our role as our clients' agent or consultant, and we may be subject to claims or liability resulting from fraud committed by third parties. We may be exposed to the risk of counterparty breaches or failure to perform. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and any alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation could include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our operating results, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.
We are substantially dependent on our intellectual property rights, and a claim for infringement or a requirement to indemnify a client for infringement could adversely affect us.
We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on patent, trade secret and copyright laws, nondisclosure and other contractual agreements and security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else's intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that such claims relate to our products and services, and seek indemnification from us. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, operating results, and cash flows.

Failure to protect our confidential information and that of our clients, their customers, and our employees could hurt our business.
We electronically maintain sensitive intellectual property, proprietary information and personally identifiable information, including financial and personal health information, of our clients, their customers and our employees. In certain circumstances, vendors have access to such information in order to assist us with responsibilities such as, producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers' or our employees' intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation. We maintain systems and procedures to protect against unauthorized access to electronic information and cybersecurity attacks, and we generally impose security requirements on our vendors, but we cannot guarantee these systems, procedures or requirements will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats.
We do not control certain businesses in which we have significant ownership.
We invest in joint ventures and other unconsolidated affiliates as part of our business strategy, and part of our net income is derived from our pro rata share of the earnings of those businesses. Despite owning significant equity interests in those companies and having directors on their boards, we do not control their operations, strategies or financial decisions. The other owners may have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the businesses we co-own. Our pro rata share of any losses due to unfavorable performance of those companies could negatively impact our financial results.
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
We hold significant investments in available-for-sale equity securities of other companies or other financial interests that are subject to fluctuations in market prices. A significant decline in the value of our equity investments could have a material adverse effect on our financial condition or operating results. We may not always be able to sell those investments at higher prices than we paid for them or than the value of the consideration used to acquire them.
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
A change in control of the Company would trigger various rights and obligations in service agreements with our customers and in agreements governing our joint ventures. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual's termination of employment without “cause” or resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting of equity grants, as applicable, under such agreements and programs. This accelerated funding, vesting or payment may decrease an employee's incentive to continue employment with us. Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.
Certain changes in ownership of the Company could potentially affect the continuation of investment advisory and distribution services provided by ALPS subsidiaries, which could potentially limit the Company's share repurchases and negatively impact the Company's financial results.
The Company's wholly-owned subsidiary, ALPS Holdings, Inc., has subsidiaries that serve as investment advisors or distributors for certain registered investment companies (“Funds”). If more than 25% of the Company's outstanding voting securities were to become held by a single owner, a change of control of the ALPS subsidiaries constituting an assignment of their investment advisory contracts and distribution contracts could be deemed to have occurred. Any deemed assignment would automatically terminate the ALPS subsidiaries' investment advisory and distribution contracts with the Funds, and the Funds would be required to seek shareowner approval of new investment advisory contracts in order to continue an advisory relationship with the ALPS subsidiaries. There can be no assurance that any Fund with a distribution contract would retain the ALPS subsidiary as its distributor or that any Fund with an investment advisory contract would obtain the required shareowner vote to retain, or that it would retain, the ALPS subsidiary as its investment advisor. The potential impact of a deemed assignment may limit the Company's ability to repurchase its shares. The loss by ALPS subsidiaries of investment advisory and/or distribution contracts could negatively impact the operating results of the Company.
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
If our new investments and business initiatives are not successful, our financial condition and prospects could be adversely affected.
We are investing heavily in our products for the brokerage and retirement industries. Our investments may not lead to successful deployment of our new products and increases in the level of volumes of certain businesses. If we are not successful in creating value from our investments, the lack of new product sales could have a negative impact on the Company's financial condition and prospects.
We have restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business.  If we do not comply with these restrictive covenants, our failure could result in material and adverse effects on our operating results and our financial condition.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments, asset dispositions, and restricted payments (including stock repurchases and cash dividends), and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our operating results and financial condition.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use (1)	Owned/ Leased (2)	Square Feet
Financial Services Segment (3)
Kansas City, MO	Office Space	Owned	483,000
Kansas City, MO	Office Space	Leased	334,000
Kansas City, MO	Data Center	Owned	162,000
St. Louis, MO	Data Center	Owned	109,000
Jefferson City, MO	Office Space	Leased	28,000
Denver, CO	Office Space	Leased	76,000
Hyderabad, India	Office Space	Leased	111,000
Pune, India	Office Space	Leased	52,000
Bangkok, Thailand	Office Space	Leased	88,000
Melbourne, Australia	Office Space	Leased	42,000
London, United Kingdom	Office Space	Owned	31,000
Thirteen other locations	Office Space	Leased	64,000
Healthcare Services Segment (3)
Kansas City, MO	Office Space	Leased	158,000
Harrisburg, PA	Office Space	Leased	209,000
Birmingham, AL	Office Space	Leased	98,000
Two other locations	Office Space	Leased	18,000
Customer Communications Segment (3)
El Dorado Hills, CA	Production	Owned	580,000
Kansas City, MO	Production	Owned	307,000
Kansas City, MO	Office Space	Owned	66,000
Hartford, CT	Production	Owned	302,000
Albany, NY	Production	Leased	136,000
Weymouth, MA	Production	Leased	75,000
Bristol, United Kingdom	Production	Owned	126,000
Dagenham, United Kingdom	Production	Leased	175,000
Nottingham, United Kingdom	Production	Leased	138,000
Jarrow, United Kingdom	Production	Leased	100,000
Peterborough, United Kingdom	Production	Leased	50,000
Toronto, Canada	Production	Owned	232,000
Ottawa, Canada	Production	Leased	13,000
Six other locations	Office Space	Leased	30,000
Investments and Other Segment (4)
Kansas City, MO	Office Space	Owned	572,000
Kansas City, MO	Retail	Owned	31,000
Kansas City, MO	Office Space	Leased	4,000
El Dorado Hills, CA	Office Space	Owned	48,000
London, United Kingdom	Office Space	Owned	24,000
London, United Kingdom	Retail	Owned	9,000
_______________________________________________________________________________

(1)	Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
In addition, but not included in the above table, the Company owns a number of surface parking facilities, and an underground storage facility with 538,000 square feet located in Kansas City, Missouri; and owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, California.

(3)
Includes approximately 2.1 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 900,000 square feet in the Financial Services Segment and 1.2 million square feet in the Customer Communications Segment. The Healthcare Services Segment has sub-leased 65,000 square feet of office space to third-parties. The Customer Communications Segment has sub-leased 84,000 square feet of office and production space to third-parties.

(4)
The Company, through its real estate subsidiaries, leases office and production space to various third-party tenants in Kansas City, Missouri, and the U.K. The number of square footage leased to third-parties in office and retail facilities is 403,000, plus approximately 497,000 in square footage leased to third parties at the underground storage facility.

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
Item 4.        Mine Safety Disclosures
None.
Executive Officers of the Company
Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 13, 2014.
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
Stephen C. Hooley, age 50, is the Company's Chief Executive Officer and President. He became Chief Executive Officer on September 12, 2012. He joined the Company in mid-2009 as President and Chief Operating Officer. He served from 2004 through mid-2009 as President and Chief Executive Officer of Boston Financial Data Services (“BFDS”). He served from 2009 through April 2013 as non-executive Chairman of BFDS. From 2007 through March 2013, he served as Chief Executive Officer of IFDS, L.P.
Jonathan J. Boehm, age 53, re-joined the Company in 1997 after prior service in the early 1980s. He became an Executive Vice President during 2009. Prior to his current position, he served as Group Vice President—Mutual Funds Full Service. He is responsible for our Healthcare Services Segment, including DST HealthCare Holdings, Inc. and its subsidiaries DST Health Solutions and Argus Health Systems.
Robert L. Tritt, age 58, joined the Company in 1977. He became Executive Vice President of DST's U.S. Investment Recordkeeping Solutions business in 2009. Prior to this position, he served since 1989 as Group Vice President with responsibility for product development and customer relationships for remote processing mutual fund customers. Mr. Tritt will be leaving the Company on March 31, 2014. He has been responsible for the development and operations of the Company's proprietary applications supporting recordkeeping for mutual funds and alternative investments, and for both ASP (Remote) and Full Service customer operations using such applications.
Edmund J. Burke, age 53, is the President of ALPS Holdings, Inc., which became a wholly-owned subsidiary of the Company during 2011. He joined ALPS in 1991 and has served as President since 2000. As part of his responsibilities for the ALPS group of companies, Mr. Burke is President and Trustee of Clough Global Allocation Fund, Clough Global Equity Fund and Clough Global Opportunities Fund; Trustee of Liberty All-Star Equity Fund; Director of Liberty All-Star Growth Fund, Inc., and Chairman of the Board and President of Financial Investors Trust. Each of these funds operates as a registered investment company pursuant to the Investment Company Act of 1940.

Simon N. Hudson-Lund, age 52, joined the Company beginning February 21, 2013 as Chief Executive Officer of DST International Holdings, which owns DST Global Solutions Limited, Bluedoor, DST Process Solutions Limited and DST Output Limited, and as the Global Executive Chairman of IFDS, U.K. and IFDS, L.P. He has served in numerous positions with IFDS U.K., including as Chief Executive Officer (February 2008 through January 2013), Head of European Transfer Agent Operations (January 2011 through January 2013), Chief Operating Officer (July 2005 through January 2008), and Managing Director Administration Services-Client Finance and Transfer Agent Operations (June 2003 through June 2005). In March 2013, he became Chief Executive Officer of IFDS, L.P.
Steven J. Towle, age 56, has served since 2004 as President and Chief Executive Officer of the Company's U.S. Customer Communications business. Prior to joining the Company, he was BFDS's President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000.
Gregg Wm. Givens, age 53, became the Company's Vice President, Chief Financial Officer and Treasurer in January 2014. He joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer from 1999 through 2013.
Vercie Lark, age 51, joined the Company as Vice President and Chief Information Officer in June 2010. He is responsible for the Company's global information technology infrastructure and architecture functions, global information privacy and security, and global information technology sourcing. Mr. Lark previously served since July 2009 as Vice President and Chief Information Officer of CenturyLink, Inc., a provider of voice, broadband and video services. He had served since 2008 as the Chief Information Officer of Embarq Corporation, which was acquired in 2009 by CenturyLink.
M. Elizabeth Sweetman, age 50, joined the Company in June 2013 as Vice President Global Human Resources. Prior to joining the Company, she had served since 2007 as Senior Vice President Human Resources for Furniture Brands International, a home furnishings designer and manufacturer that, following her departure from that company, filed for bankruptcy in September 2013.
Randall D. Young, age 57, became Senior Vice President, General Counsel and Secretary in mid-2013. Since 2002, he had served as Vice President, General Counsel and Secretary. He joined the Company as a Vice President in 1995.

PART II
Item 5.        Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). As of February 19, 2014, there were approximately 28,000 beneficial owners of the Company's common stock.
In 2010, the Company began paying cash dividends on its common stock. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. The Board of Directors of DST unanimously determined to increase its dividend frequency from a semi-annual basis to a quarterly basis beginning in the first quarter of 2013. On January 29, 2014, the DST Board of Directors declared a quarterly cash dividend of $0.30 per share on DST's common stock. The dividend will be payable on March 14, 2014, to shareholders of record at the close of business on February 28, 2014.

	Dividend	High	Low
2013
1st Quarter	$0.30	$70.42	$60.75
2nd Quarter	0.30	70.88	63.80
3rd Quarter	0.30	76.56	65.80
4th Quarter	0.30	91.04	74.70
2012
1st Quarter	$0.40	$54.76	$45.67
2nd Quarter	—	55.63	49.37
3rd Quarter	—	56.25	49.76
4th Quarter	0.40	62.33	54.44
The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2013 was $90.74.
Stock Repurchases
The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	345,021	(1)	$78.09	$26,939,726	$43,775,964
November 1 - November 30	300,063	(1)	86.47	25,941,952	17,834,012
December 1 - December 31	208,171	(1)	88.07	17,834,012	—
Total	853,255		$83.47	$70,715,690	$—	(2)
_______________________________________________________________________

(1)
For the three months ended December 31, 2013, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 5,732 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants or from shares surrendered in satisfaction of option exercise price. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 21 shares were purchased in October 2013, 63 shares were purchased in November 2013, and 5,648 shares were purchased in December 2013.

(2)
On January 29, 2014, the DST Board of Directors authorized a new $250.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

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
The following graph shows the changes in value since December 31, 2008 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies (“Peer Group”)(2). The table following the graph shows the dollar value of those investments as of December 31, 2013 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.
Comparison of Cumulative Five Year Total Return

	As of December 31,
	2008	2009	2010	2011	2012	2013
DST Systems, Inc	$100.00	$114.67	$118.43	$123.22	$166.40	$253.28
S&P MidCap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
Peer Group	100.00	123.83	138.48	151.96	179.66	271.59
_______________________________________________________________________

(1)	Standard & Poor's Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
The companies included in the Peer Group are Alliance Data Systems Corp, Automatic Data Processing, Inc., Broadridge Financial Solutions, Inc., Convergys Corp, CSG Systems International, Inc., Fiserv, Inc., NCR Corp, Paychex, Inc., SEI Investments Co., TeleTech Holdings, Inc. and Total System Services, Inc.

Also included in the Peer Group data for earlier years of the five year period are the following companies: Affiliated Computer Services Inc. (included through 2009 as it was acquired by Xerox in February 2010), IMS Health Inc. (included through 2009 as it went private in February 2010).
DST selected the Peer Group based on comparable company information for DST's industry developed by an independent compensation consultant with the input of the CFO.

Item 6.        Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company's audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Income Statement Data:	(dollars in millions, except per share amounts)
Operating revenues (excluding out-of-pockets)	$1,960.6	$1,892.4	$1,744.0	$1,713.6	$1,595.4
Income from operations	313.2	157.3	260.1	344.6	274.3
Other income, net	243.2	373.5	38.7	141.7	85.1
Income before income taxes and non-controlling interest	544.9	519.5	274.0	476.6	354.5
Net income attributable to DST Systems, Inc.	352.6	324.0	183.1	318.5	241.6
Basic earnings per share	8.15	7.22	4.01	6.78	4.87
Diluted earnings per share	8.00	7.08	3.95	6.73	4.84
Non-GAAP diluted earnings per share (6)	4.57	3.98	4.09	4.43	3.59
Cash dividends per share of common stock	1.20	0.80	0.70	0.60	—

	December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Balance Sheet Data:	(dollars in millions)
Total assets	$3,090.5	$3,392.5	$3,428.6	$3,339.4	$2,912.8
Total debt	683.0	1,011.6	1,380.3	1,209.4	1,221.9
_______________________________________________________________________

(1)	In 2013, the Company recorded net gains on securities and other investments of $222.8 million, which were included in other income, net on the Consolidated Statement of Income.

(2)
In 2012, the Company recorded a goodwill impairment charge of $60.8 million associated with its U.K. Customer Communications business and recorded net gains on securities and other investments of $293.7 million and dividend income from a private company investment of $48.4 million, both of which are included in other income, net, in the Consolidated Statement of Income.

(3)
In 2011, the Company acquired the following businesses: ALPS Holdings, Inc., Newkirk Products, Inc., Lateral Group Limited, Intellisource Healthcare Solutions, Finix Business Strategies, LLC, Finix Converge, LLC and Subserveo, Inc. Additionally, the Company recorded net gains on securities and other investments of $17.2 million, which is included in other income, net, in the Consolidated Statement of Income.

(4)
In 2010, the Company recognized $73.4 million of contract termination payment operating revenues resulting from the early termination of two client processing agreements. The Company recorded $70.8 million of net gains on securities and other investments and dividend income from a private equity investment of $54.7 million, both of which are included in other income, net, in the Consolidated Statement of Income.

(5)
In 2009, the Company recognized a $41.7 million gain associated with the purchase of the remaining 50% equity interest of Argus on March 31, 2009. The Company recorded net gains on securities and other investments of $17.2 million, which were included in other income, net, in the Consolidated Statement of Income.

(6)
Non-GAAP diluted earnings per share have been calculated by taking into account the impact of certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. A reconciliation of diluted earnings per share and non-GAAP diluted earnings per share is included below. In addition, a description of the items removed from net income for the three years ended December 31, 2013 is included in Item 7, Use of Non-GAAP Financial Information.

Reconciliation of Reported Diluted Earnings per Share to non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2013	2012	2011	2010	2009
GAAP Diluted Earnings per Share	$8.00	$7.08	$3.95	$6.73	$4.84
Net gains on securities and other investments	(3.14)	(4.54)	(0.23)	(1.76)	(0.21)
Equity in earnings of unconsolidated affiliates items	(0.10)	(0.20)	0.06	—	(0.05)
Employee termination expenses	0.09	0.29	0.08	0.27	—
Contract termination payments received, net	(0.08)	—	(0.03)	(0.87)	—
Loss accruals	0.06	0.04	0.08	—	—
Leased facility abandonment costs (gains)	(0.06)	0.22	—	—	—
Net losses on real estate assets	0.04	0.09	—	—	—
Goodwill impairment	—	1.33	—	—	—
Insurance Solutions asset impairment and other costs	—	0.11	—	—	—
Charitable contribution of securities	—	(0.06)	—	—	—
Business development/advisory expenses	—	0.02	0.06	—	—
Restructuring cost to amend sales/marketing agreements	—	—	0.10	—	—
Loss (gain) on repurchase of convertible debentures	—	—	0.02	0.09	(0.02)
Gain on acquisition of business (Argus)	—	—	—	—	(0.85)
Income tax items	(0.24)	(0.40)	—	(0.03)	(0.12)
Non-GAAP Diluted Earnings per Share	$4.57	$3.98	$4.09	$4.43	$3.59

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the Annual Report and in the Company's other filings with the Securities and Exchange Commission. Forward-looking statements include, but are not limited to, (i) all statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future or that depend on future events, or (ii) statements about our future business plans and strategy and other statements that describe the Company's outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “may,” “will,” “would,” “should,” “potential,” “strategy,” “anticipates,” “estimates,” “expects,” “project,” “predict,” “intends,” “plans,” “believes,” “targets” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company undertakes no obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect new information, future events or developments, or otherwise.
Introduction
DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing and servicing solutions to companies around the world. Through its global enterprise, DST delivers strategically unified business processing, data management solutions, and customer communications to the asset management, brokerage, retirement, insurance, and healthcare markets. In addition to its technology products and services, DST's data centers provide technology infrastructure support for companies worldwide.
The Company presents these businesses as three operating segments: Financial Services, Healthcare Services and Customer Communications. Investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows.
The Financial Services Segment provides a variety of services to the asset management, brokerage, retirement and insurance industries and is the largest provider of third-party shareowner recordkeeping services to the mutual fund industry. The Company has developed a number of proprietary systems that are integrated into its solutions including:

•	Shareowner recordkeeping and distribution support systems for United States (“U.S.”) and international mutual fund companies, broker/dealers and financial advisors;

•	A defined-contribution participant recordkeeping system for the U.S. retirement plan market;

•	Investment management systems offered to U.S. and international investment managers and fund accountants; and

•	Business process management and customer contact system offered to a broad variety of industries.
The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts, members, participants or transactions processed. Additionally, through the ALPS business, the Company derives revenue from asset servicing and asset distribution activities, which are generally based on a percentage of assets for which services are provided. The Company also derives revenues from transfer agency asset balances invested and investment earnings related to customer cash balances maintained in Company investment accounts. The Company licenses its business process management software, certain investment management and wealth management shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to certain clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users. The

Financial Services Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net.
The Financial Services Segment derives part of its income from its pro-rata share in the earnings (losses) of certain unconsolidated affiliates, including BFDS, IFDS U.K. and IFDS L.P. The Company has formed operating joint ventures to enter into or expand its presence in target markets. To further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street, a leading mutual fund custodian. The Company's international mutual fund/unit trust shareowner processing businesses (IFDS U.K. and IFDS L.P., collectively, IFDS) are also owned 50% by the Company and 50% by State Street. The Company receives revenues for processing services and products provided under various agreements with unconsolidated affiliates. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company's operating revenues derived from unconsolidated affiliates is $170.5 million, $171.5 million, and $188.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The Healthcare Services Segment provides a variety of servicing solutions to U.S healthcare organizations that, collectively, help meet the industry's information processing, quality of care and cost management needs while achieving compliance and improving operational efficiencies of each business. The Company has proprietary systems integrated into the solutions that include medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third-party administrators, medical practice groups and pharmacy benefit managers. Prior to June 2013, DST's Healthcare Services businesses were reported as part of the Financial Services Segment. Prior accounting periods have been revised to reflect the new segment presentation.
The Healthcare Services' revenues are derived from pharmacy claims processing services and from investment earnings related to client balances maintained. The Company also recognizes revenue earned on a per-member, per month basis for BPO services and ASP agreements and from licenses of its healthcare administration processing systems software.
The Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain, and win back customers.
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
The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Segment are primarily passive in nature. The Company utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties.
The Investments and Other Segment's revenues are derived from rental income from Company-owned and third party real estate leases. Rental income from Company-owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other consolidated subsidiaries. The Investments and Other Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Investments and Other Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates. The Company pays lease payments to certain real estate joint ventures.
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

New Authoritative Accounting Guidance
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of this standard but does not expect it to materially impact the consolidated financial statements.
On January 1, 2013, DST adopted new authoritative accounting guidance that modifies the reporting of reclassifications out of accumulated other comprehensive income. The standard requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statement of income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. The adoption of this guidance did not have a significant effect on the consolidated financial statements. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K for enhanced disclosures provided as a result of the new standard.
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
Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item or from third-party evidence (“TPE”) such as how competitors have priced similar items. If such evidence is unavailable, the Company uses its best estimate of the selling price (“BESP”), which includes various internal factors such as our pricing strategy and market factors. It is not common for the Company to use TPE and BESP as VSOE can be established for the majority of DST's client arrangements.
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
The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty-day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company's revenues are due 12 months or more from the invoice date, the Company accounts for the revenue as not being fixed or determinable. In these cases, the revenue is recognized as it becomes due.
The Company's standard business practice is to bill monthly for development, consulting and training services on a time and materials basis. In some cases the Company bills a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a “proportionate performance” basis.
The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products, AWD products, healthcare administration processing software solutions and customer billing software solution products. Perpetual software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. Term software license revenues are recognized ratably over the term of the license agreement. While license fee revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues from individual license sales depend heavily on the timing, size and nature of the contract.
The Company, through its wholly-owned subsidiary ALPS, may enter into arrangements with broker/dealers or other third parties to sell or market closed-end fund shares. Depending on the arrangement, ALPS may earn distribution fees for marketing and selling the underlying fund shares. Conversely, ALPS may incur distribution expenses, including structuring fees, finders' fees and referral fees paid to unaffiliated broker/dealers or introducing parties for marketing and selling underlying fund shares of a closed-end fund sponsored by ALPS. While distribution revenues and expenses are not significant percentages of DST's operating revenues or costs and expenses, they can significantly impact operations and earnings in the period in which they are recognized.
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
Software capitalization and amortization
The Company makes substantial investments in software to enhance the functionality and facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company capitalizes software development costs for computer software developed or obtained for internal use after the design has been approved and management is committed to funding the project. For computer software to be sold, leased or otherwise marketed to third parties, the Company capitalizes research and development costs after technological feasibility has been established and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life, which is dependent on the nature of the project. The Company has assigned lives of three to five years for capitalized software development.

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
Valuation of long-lived and intangible assets and goodwill
The Company and its unconsolidated affiliates do not amortize goodwill and intangible assets that have indefinite useful lives. The Company assesses the impairment of goodwill at least annually (as of October 1) and assesses identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant under-performance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses actual impairment based on gross cash flows.
The Company's assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. The Company estimates fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, the Company performs a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, the Company determines the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, the Company allocates the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, an impairment charge is recorded for the difference.
The Company's 2013 annual goodwill impairment test determined that the estimated fair value of each of the Company's reporting units substantially exceeds its carrying value.
Accounting for investments
The Company has three significant types of investments: 1) investments in available-for-sale securities, the largest of which is its investment in State Street common stock; 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS L.P. and certain real estate joint ventures; and 3) investments in private equity funds and other investments accounted for under the cost method.
The Company accounts for investments in entities in which it owns less than 20% and does not have significant influence, in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires the Company to designate its investments as trading or available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to accumulated other comprehensive income within stockholders' equity.

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
The equity method of accounting is used for investments in entities in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control, and for all investments in partnerships and similar interests (including investments in private equity funds where the Company is a limited partner) which the Company has at least 5% ownership and does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes income or losses from its pro-rata share of these unconsolidated affiliates' net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company's investment and advances to the unconsolidated affiliate.
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

Results of Operations
The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Revenues
Operating revenues
Financial Services	$1,004.3	$978.6	$899.2
Healthcare Services	333.3	300.6	270.8
Customer Communications	660.5	650.0	609.8
Investments and Other	57.2	58.9	56.3
Elimination Adjustments	(94.7)	(95.7)	(92.1)
	1,960.6	1,892.4	1,744.0
% change from prior year	3.6%	8.5%	1.8%
Out-of-pocket reimbursements
Financial Services	44.4	49.7	36.8
Healthcare Services	6.2	5.1	5.3
Customer Communications	654.7	636.7	607.0
Investments and Other	0.1	0.3	1.6
Elimination Adjustments	(7.4)	(7.6)	(6.0)
	698.0	684.2	644.7
% change from prior year	2.0%	6.1%	4.8%
Total revenues	$2,658.6	$2,576.6	$2,388.7
% change from prior year	3.2%	7.9%	2.6%
Income from operations
Financial Services	$210.8	$177.0	$221.9
Healthcare Services	49.7	32.1	16.0
Customer Communications	51.0	(35.6)	21.2
Investments and Other	9.8	(8.3)	8.9
Elimination Adjustments	(8.1)	(7.9)	(7.9)
	313.2	157.3	260.1
Interest expense	(34.5)	(43.5)	(46.5)
Other income, net	243.2	373.5	38.7
Equity in earnings of unconsolidated affiliates	23.0	32.2	21.7
Income before income taxes and non-controlling interest	544.9	519.5	274.0
Income taxes	192.3	195.5	95.8
Net income	352.6	324.0	178.2
Net loss attributable to non-controlling interest	—	—	4.9
Net income attributable to DST Systems, Inc.	$352.6	$324.0	$183.1

Basic earnings per share	$8.15	$7.22	$4.01
Diluted earnings per share	8.00	7.08	3.95
Non-GAAP diluted earnings per share	4.57	3.98	4.09
Cash dividends per share of common stock	1.20	0.80	0.70

Consolidated revenues
Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) increased $82.0 million or 3.2% during the year ended December 31, 2013 as compared to December 31, 2012 and increased $187.9 million or 7.9% during the year ended December 31, 2012 as compared to December 31, 2011.
Consolidated operating revenues increased $68.2 million or 3.6% in 2013 as compared to 2012 and increased $148.4 million or 8.5% in 2012 as compared to 2011. The Company experienced operating revenue growth from all three of its operating Segments in both 2013 and 2012.
Financial Services Segment operating revenues increased during 2013, as compared to 2012, primarily attributable to increased operating revenues from ALPS, DST Brokerage Solutions, DST Bluedoor, and DST Retirement Solutions, for which the latter included a $6.0 million client termination payment received in first quarter 2013. These revenue increases were partially offset by lower operating revenues for mutual fund shareowner processing resulting from lower registered accounts serviced and lower software license revenue in the Financial Services Segment. Healthcare Services Segment operating revenue increased 10.9% during 2013 from higher pharmacy claims paid as well as growth from existing and new clients on the DST Health Solutions' processing platform. Customer Communications operating revenue increased during 2013 primarily from new client volumes in North America.
The operating revenue growth in 2012 as compared to 2011 was partially driven by higher Financial Services Segment operating revenues during 2012, from the inclusion of a full year of ALPS operations (acquired on October 31, 2011) in 2012 versus two months in 2011, partially offset by lower operating revenues for mutual fund shareowner processing resulting from lower registered accounts serviced. The increase in Healthcare Services Segment operating revenues in 2012 was primarily the result of higher pharmacy claims paid. The increase in Customer Communications Segment operating revenue in 2012 was the result of a full year of operations from the 2011 acquisitions of Lateral in the U.K. (acquired on August 2, 2011) and Newkirk (acquired on May 2, 2011) in North America, as well as new client volumes in North America, offset by decreased demand and lower revenues per package in the U.K.
Consolidated OOP reimbursements increased $13.8 million or 2.0% in 2013 as compared to 2012 and increased $39.5 million or 6.1% in 2012 as compared to 2011. The net increase in consolidated OOP reimbursements in 2013 is attributable to higher volumes from new clients in our Customer Communications Segment, partially offset by a decrease in the Financial Services Segment attributable to lower registered accounts serviced. The net increase in consolidated OOP reimbursements in 2012 was attributable to higher volumes from new clients and a full year of volumes from Lateral and Newkirk in the Customer Communications Segment and an increase in the Financial Services Segment from the inclusion of a full year of ALPS operations.
Income from operations
Consolidated income from operations increased $155.9 million or 99.1% to $313.2 million during the year ended December 31, 2013 as compared to 2012 and decreased $102.8 million or 39.5% to $157.3 million during the year ended December 31, 2012 as compared to 2011. The increase in 2013 is primarily attributable to the 2012 goodwill impairment in the Customer Communications - U.K. reporting unit and other charges described below that did not recur in 2013 as well as the $6.0 million 2013 contract termination payment received. Absent these 2012 and 2013 non-recurring items, consolidated income from operations increased $40.0 million in 2013 as compared to 2012 due to increased operating revenues coupled with cost containment activities.
The decrease in consolidated income from operations in 2012 as compared to 2011 was primarily the result of the following items that occurred during 2012: non-cash goodwill impairment charge of $60.8 million, $11.0 million of leased facility abandonment costs, net losses of $7.1 million on real estate assets, $11.0 million of costs associated with a charitable donation of appreciated marketable securities, increased employee termination costs of $10.9 million and $9.1 million of costs associated with the discontinuation of the insurance processing solution for the insurance market. Additionally, $7.3 million of restructuring costs were incurred in 2011 to amend a sales / marketing agreement from an acquired business, which did not recur in 2012.
Interest expense
Interest expense was $34.5 million, $43.5 million and $46.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense decreased 20.7% during 2013 as compared to 2012 primarily from lower weighted average debt balances outstanding, as well as lower weighted average interest rates. Interest expense decreased during 2012 as compared to 2011 primarily from lower weighted average debt balances outstanding.

Other income, net
The components of other income, net are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net realized gains from the disposition of available-for-sale securities	$193.0	148.1	$21.8
Net gains (losses) on private equity funds and other investments	31.2	9.3	(0.8)
Gain on sale of private company investment	—	138.7	—
Private company investment dividend	—	48.4	—
Dividend income	13.1	18.2	16.5
Interest income	3.6	4.1	4.2
Miscellaneous items	2.3	6.7	(3.0)
Other income, net	$243.2	$373.5	$38.7
Included in the $193.0 million of net realized gains from the disposition of available for sale securities during 2013 is a $130.3 million gain from the sale of approximately 2.3 million shares of State Street Corporation. The 2012 net realized gains of $148.1 million includes gains of $53.6 million from the sale of Computershare Ltd. shares, $38.0 million from the disposition of State Street Corporation shares and $31.3 million from the sale of Euronet Worldwide shares.
The Company recorded a net gain on private equity funds and other investments of $31.2 million and $9.3 million during the years ended December 31, 2013 and 2012, respectively, and recorded a net loss of $0.8 million during the year ended December 31, 2011. During 2013, the Company received distributions from certain of its private equity fund investments resulting in realized gains. The Company recorded $0.6 million, $8.3 million and $1.7 million of net impairments on private equity funds and other investments related to adverse market conditions and poor performance of the underlying investments during the years ended December 31, 2013, 2012 and 2011, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.
The Company recorded a gain of $138.7 million on the sale of a portion of its investment in a privately-held company during the year ended December 31, 2012. The Company also received cash dividends of $48.4 million from a private company investment during the year ended December 31, 2012.
The Company receives dividend income from certain investments held. Dividends from State Street common stock were $8.4 million, $9.6 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. State Street Corporation quarterly dividend per common share was $0.18 per share in 2011, and then increased to $0.24 per share in 2012, and had a further increase to $0.26 per share in 2013.
Interest income was $3.6 million, $4.1 million and $4.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in interest income in 2013 and 2012, as compared to 2011 is attributable to lower amounts of cash and short-term investments and lower weighted-average interest rates on invested amounts.
Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, unrealized gains and losses on foreign currency translation, impairment charges for available-for-sale securities, amortization of deferred non-operating gains and other non-operating items. Miscellaneous items resulted in income of $2.3 million and $6.7 million during the years ended December 31, 2013 and 2012, respectively, and a loss of $3.0 million during the year ended December 31, 2011.
Equity in earnings (losses) of unconsolidated affiliates
Equity in earnings (losses) of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Boston Financial Data Services, Inc.	$8.2	$10.2	$9.9
International Financial Data Services (U.K. and L.P.)	9.7	21.9	15.7
Other unconsolidated affiliates	5.1	0.1	(3.9)
Total	$23.0	$32.2	$21.7

For the year ended December 31, 2013, DST's equity in earnings of unconsolidated affiliates decreased $9.2 million as compared to 2012. During 2012, IFDS Canada sold a real estate partnership which resulted in a gain of $14.8 million (DST's share). Excluding this gain on real estate in 2012, equity in earnings increased $5.6 million in 2013. For the year ended December 31, 2012, DST's equity in earnings of unconsolidated affiliates increased $10.5 million as compared to 2011, primarily attributable to the IFDS gain from the sale of a real estate partnership, partially offset by lower IFDS earnings.
DST's equity in earnings of BFDS decreased $2.0 million during the year ended December 31, 2013 as compared to 2012. The decrease is primarily from lower revenues associated with reduced levels of accounts serviced and lower interest income, partially offset by the recognition of a deferred gain from the 2013 sale of an investment in Cofunds, Ltd. of $1.1 million. DST's equity in earnings of BFDS increased $0.3 million during the year ended December 31, 2012 as compared to 2011. Declines in BFDS operating revenues during 2012 as compared to 2011 from lower accounts serviced were more than offset by lower operating expenses.
DST's equity in earnings of IFDS decreased $12.2 million during the year ended December 31, 2013, as compared to 2012 primarily attributable to the gain on IFDS Canada's sale of a real estate partnership in 2012, partially offset by the recognition of a $6.3 million gain (DST's share) on IFDS U.K.'s sale of an equity method investment in Cofunds, Ltd. in 2013. The remaining decline is primarily due to continued costs associated with the establishment of new service offerings, which include the development and build-out of a wealth management platform for the U.K. marketplace utilizing DST's Bluedoor technology, partially offset by higher revenues from increased accounts serviced. DST's equity in earnings of IFDS increased $6.2 million during the year ended December 31, 2012, as compared to 2011, primarily from IFDS Canada's gain on the sale of its interest in a Canadian real estate partnership and revenue from new clients, partially offset by costs for new product development initiatives and client conversion activities.
IFDS has had two significant client developments within their U.K. operations. During late 2013, IFDS U.K. signed a new client, which provides wealth management solutions for financial advisers, to a long-term contract. Additionally, in January 2014, IFDS signed a long-term contract with an existing client under which IFDS U.K. will provide expanded services including conversions of additional books of business to IFDS U.K.'s processing platforms. The services to be provided under these two agreements will incorporate DST's Bluedoor wealth management platform which is being developed for the U.K. market. Conversions of the clients' various books of business are expected to be completed from 2014 through 2016. The contracts for these new arrangements provide for reimbursement of certain system development and conversion costs. The expenses for the conversion activities will be recognized as incurred, however the revenue under these contracts will only be recognized when various contractual milestones are met. IFDS Canada also signed a new client during the fourth quarter 2013 which is expected to convert approximately 650,000 new accounts by the end of first quarter 2014.
IFDS shareowner accounts serviced were 21.8 million at December 31, 2013, an increase of 1.1 million accounts or 5.3% as compared to December 31, 2012. The increase is primarily due to new client conversions in 2013. IFDS shareowner accounts serviced were 20.7 million at December 31, 2012, an increase of 2.5 million accounts or 13.7% as compared to December 31, 2011.
DST's equity in earnings of other unconsolidated affiliates was $5.1 million during the year ended December 31, 2013, an increase of $5.0 million as compared to 2012. DST's other unconsolidated affiliates recorded $4.1 million of real estate impairments in 2012. DST's equity in earnings of other unconsolidated affiliates was $0.1 million during the year ended December 31, 2012, an increase of $4.0 million as compared to 2011, primarily from improved performance at DST's real estate and other affiliates during the year ended December 31, 2012.
Additional condensed financial information of DST's significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Year Ended December 31,
	2013	2012	2011
Total revenues	$912.7	$862.1	$854.7
Costs and expenses	855.1	795.7	760.8
Depreciation and amortization	30.4	27.5	24.6
Income from operations	27.2	38.9	69.3
Non-operating income	23.1	48.0	7.1
Income before income taxes	50.3	86.9	76.4
Income taxes	14.7	22.6	25.6
Net income	$35.6	$64.3	$50.8

Income taxes
The Company's effective tax rate was 35.3%, 37.6% and 35.0% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's income tax rate for 2013 was favorably impacted by the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. As a result, the Company recognized income tax benefits of $16.1 million in 2013. The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years. The 2013 effective tax rate also includes a tax expense of $7.5 million relating to an increase in the overall incremental U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2013, the Company assessed the forecasted cash needs and overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas.
The Company's income tax rate for 2012 includes benefits from the favorable IRS resolution of certain research and experimentation credits and domestic manufacturing deduction of $18.3 million and the charitable contribution of appreciated securities of approximately $5.0 million, partially offset by lower tax credits (foreign tax credits and rehabilitation credits), higher domestic income and increased losses in international subsidiaries for which no current tax benefits exists. The Company's income tax rate for 2011 included benefits from federal rehabilitation and solar panel tax credits, partially offset by increased tax resulting from repatriation of certain international earnings.
The tax rates in each of the three years ended December 31, 2013 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.
Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 37% in 2014. The 2014 tax rate can be affected as a result of variances among the estimates and amounts of 2014 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company's assessment of its liability for uncertain tax positions.
On September 12, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provide guidance on the deductibility of amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. These regulations also provide rules applicable to materials and supplies. The Company has completed a preliminary evaluation of the potential impact of these regulations and does not expect them to materially affect the consolidated financial statements.
Comprehensive income
The Company's comprehensive income totaled $404.0 million, $303.0 million and $109.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Comprehensive income consists of net income of $352.6 million, $324.0 million and $183.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and other comprehensive income of $51.4 million in 2013 and other comprehensive losses of $21.0 million and $73.5 million in 2012 and 2011, respectively. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, unrealized gain (loss) on cash flow hedges, the Company's proportional share of unconsolidated affiliates other comprehensive income (loss), and foreign currency translation adjustments. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS
FINANCIAL SERVICES SEGMENT
The following table presents the financial results of the Financial Services Segment (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$1,004.3	$978.6	$899.2
Out-of-pocket reimbursements	44.4	49.7	36.8
Total revenues	1,048.7	1,028.3	936.0
Costs and expenses	772.8	777.0	657.2
Depreciation and amortization	65.1	74.3	56.9
Income from operations	$210.8	$177.0	$221.9

Operating margin	21.0%	18.1%	24.7%
The following table summarizes the Financial Services Segment's statistical results (in millions, except as noted):

	December 31,
	2013	2012	2011
U.S. mutual fund shareowner accounts processed:
Registered Accounts - non tax-advantaged	30.6	34.3	42.4
IRA mutual fund accounts	23.0	23.5	24.3
Other retirement accounts	8.3	8.5	8.9
Section 529 and Educational IRAs	9.3	9.4	9.5
Registered accounts - tax-advantaged	40.6	41.4	42.7
Total registered accounts	71.2	75.7	85.1
Subaccounts	25.7	12.4	14.6
Total	96.9	88.1	99.7

International mutual fund shareowner accounts processed:
IFDS U.K.	10.2	9.4	8.1
IFDS L.P. (Canada)	11.6	11.3	10.1
Total	21.8	20.7	18.2

Defined contribution participant accounts (1)	6.9	6.1	5.1

ALPS (in billions of U.S. dollars):
Assets Under Management	11.8	8.3	4.9
Assets Under Administration	147.7	101.9	93.6

Automatic Work Distributor workstations (in thousands)	209.7	207.6	204.3

(1) Defined contribution participants include: 1) participants with account balances; 2) new employees in the process of becoming eligible to participate; 3) employees that have met plan eligibility requirements, but do not have account balances; and 4) terminated employees who are still treated as plan participants for purposes of annual plan compliance tests (such as participant discrimination tests) and for tax reporting purposes. Reporting periods prior to 2013 have been adjusted to conform to the current period reporting presentation.

	Year Ended December 31,
	2013	2012	2011
Changes in Registered Accounts:
Beginning balance	75.7	85.1	99.4
New client conversions	0.4	0.5	0.8
Subaccounting conversions to DST platforms	(1.6)	(2.8)	(1.0)
Subaccounting conversions to non-DST platforms	(3.5)	(6.3)	(13.4)
Conversions to non-DST platforms	(0.2)	(0.9)	(1.5)
Organic growth	0.4	0.1	0.8
Ending balance	71.2	75.7	85.1

Changes in Subaccounts:
Beginning balance	12.4	14.6	14.3
New client conversions	5.7	0.1	—
Conversions from non-DST registered platforms	1.5	0.3	0.8
Conversions from DST's registered accounts	1.6	2.8	1.0
Conversions to non-DST platforms	—	(6.1)	(3.3)
Organic growth	4.5	0.7	1.8
Ending balance	25.7	12.4	14.6

Changes in Defined contribution participant accounts:
Beginning balance	6.1	5.1	5.2
New client conversions	1.3	0.9	—
Client losses	—	(0.1)	—
Organic growth (decline)	(0.5)	0.2	(0.1)
Ending balance	6.9	6.1	5.1
Revenues
Financial Services Segment total revenues for the year ended December 31, 2013 of $1,048.7 million reflects an increase of $20.4 million or 2.0% as compared to 2012. Financial Services Segment operating revenues of $1,004.3 million reflects an increase of $25.7 million or 2.6% in 2013 as compared to 2012. Financial Services Segment OOP reimbursement revenues for the year ended December 31, 2013 were $44.4 million, a decrease of $5.3 million as compared to 2012. U.S. Financial Services operating revenues increased $26.9 million or 3.2% to $859.5 million in 2013 as compared to 2012. International Financial Services operating revenues decreased $1.2 million or 0.8% to $144.8 million in 2013 as compared to 2012.
The increase in operating revenues during the year ended December 31, 2013 is primarily attributable to increased operating revenues at ALPS, DST Brokerage Solutions, DST Retirement Solutions, and DST Bluedoor, partially offset by lower operating revenues from DST's U.S. registered shareowner account processing and lower software license revenues. Operating revenues also decreased from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.
The increased revenue at ALPS was due to organic growth at existing clients, favorable market conditions and revenues from new clients during 2013. Approximately three-fourths of ALPS revenues are calculated based upon a percentage of the assets within the funds that it services and are therefore subject to fluctuation based on the amount of assets managed or distributed. DST Brokerage Solutions had increased revenues from conversions of new clients and organic growth from existing clients while DST Bluedoor's increased revenues were primarily from higher software license sales and professional services revenue associated with the expansion into the U.K. market.
DST Retirement Solutions operating revenues during 2013 increased as compared to 2012 primarily from higher defined contribution participants processed as new clients were converted, partially offset by reductions in participants serviced due to the annual removal of prior year terminated participants. Operating revenues were also favorably impacted by a $6.0 million contract termination payment received from partial termination of a DST Retirement client during 2013.

Operating revenues from DST Global Solutions and DST's business process and document management businesses, including AWD, decreased during 2013 as compared to 2012 primarily from lower software license revenues and professional services. DST Global Solutions had a perpetual software license sale and associated professional service revenue in 2012 that did not recur in 2013. Financial Services operating revenues include approximately $38.1 million of software license fee revenues for the year ended December 31, 2013, a decrease of $5.0 million as compared to 2012.
DST also experienced decreased revenue from DST's U.S. registered shareowner account processing due to lower registered accounts primarily as a result of subaccounting conversions. Registered accounts serviced at December 31, 2013 decreased 4.5 million or 5.9% from December 31, 2012. During 2013, approximately 5.1 million registered accounts converted to subaccounting platforms of which 1.6 million converted to DST's platform. For 2014, DST currently projects total conversions of registered accounts to subaccounts will approximate 4-5 million. The 2014 estimated conversions to subaccounting include conversions of tax-advantaged registered accounts. DST has been informed that certain broker/dealers may convert certain tax-advantaged accounts to a subaccounting platform, however, the timing and number of accounts is not currently known. The number of accounts estimated to convert from various DST platforms is based upon information obtained from clients. There are a number of factors that will affect the actual amount of conversions and the timing of those conversions.
In 2012, Financial Services Segment total revenues of $1,028.3 million increased $92.3 million or 9.9% as compared to 2011. Financial Services Segment operating revenues of $978.6 million increased $79.4 million or 8.8% in 2012 as compared to 2011. U.S. Financial Services operating revenues increased $64.4 million or 8.4% to $832.6 million in 2012 as compared to 2011. International Financial Services operating revenues increased $15.0 million or 11.5% to $146.0 million in 2012 as compared to 2011.
The increase in operating revenues during the year ended December 31, 2012 is primarily attributable to $81.8 million of incremental revenue from a full year of ALPS in 2012 as compared to two months in 2011. DST Global Solutions revenues also increased during 2012 as compared to 2011 primarily attributable to increased software licenses sales and support. Increases in operating revenues from DST Brokerage during 2012 were offset by lower operating revenues for mutual fund registered shareowner account servicing. Registered accounts serviced at December 31, 2012 decreased 9.4 million accounts or 11.0% from December 31, 2011.
Costs and expenses
Financial Services Segment costs and expenses for the year ended December 31, 2013 were $772.8 million, a decrease of $4.2 million as compared to 2012. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefit costs, but also include technology related expenditures and reimbursable operating expenses. Reimbursable operating expenses included in costs and expenses were $44.4 million in 2013, a decrease of $5.3 million as compared to 2012.
Excluding reimbursable operating expenses, costs and expenses were $728.4 million for 2013, an increase of $1.1 million as compared to 2012. On this basis, the increase in costs and expenses during 2013 is primarily from higher costs to support the increased revenues, increased deferred compensation plan costs of $5.8 million (the effect of which is offset as unrealized gains on trading securities in other income) and $2.8 million incurred for the launch of a new closed-end fund at ALPS, offset by lower employee termination expenses and lower costs as a result of exiting the insurance processing solutions business in 2012. Costs and expenses also decreased from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.
Financial Services Segment costs and expenses for the year ended December 31, 2012 were $777.0 million, an increase of $119.8 million as compared to 2011. Reimbursable operating expenses included in costs and expenses were $49.7 million for the year ended December 31, 2012, an increase of $12.9 million as compared to 2011. Excluding reimbursable operating expenses, costs and expenses were $727.3 million for 2012, an increase $106.9 million or 17.2% as compared to 2011. On this basis, the increase in costs and expenses during 2012 is primarily from the inclusion of a full year of ALPS and other 2011 business acquisitions, increased employee compensation and benefit costs, incremental new product development costs at DST Brokerage and DST Retirement, increased employee termination expenses and higher deferred compensation plan costs (which is offset in other income), partially offset by the 2011 restructuring costs to amend a sales / marketing agreement of an acquired business which did not recur in 2012.
Depreciation and amortization
Financial Services Segment depreciation and amortization costs for the year ended December 31, 2013 were $65.1 million, a decrease of $9.2 million or 12.4% as compared to 2012. The decrease in 2013 is primarily the result of a $5.8 million asset impairment charge incurred in 2012 which did not recur in 2013 and lower capitalized software costs.

Financial Services Segment depreciation and amortization costs for the year ended December 31, 2012 were $74.3 million, an increase of $17.4 million or 30.6% as compared to 2011. The increase in 2012 is primarily the result of $8.0 million of higher amortization expense from intangible assets resulting from a full year of amortization during 2012 from the businesses acquired in 2011 and $5.8 million of asset impairment charges associated with ceasing the development of an insurance processing solution.
Income from operations
Financial Services Segment income from operations for 2013 was $210.8 million, an increase of $33.8 million or 19.1% as compared to 2012. The increase in Financial Services income from operations is from higher operating revenues including the receipt of a $6.0 million partial contract termination payment, partially offset by increased deferred compensation plan costs and ALPS fund launch expenses during 2013. The increase is also the result of employee termination costs and other costs in 2012 that did not recur in 2013.
Financial Services Segment income from operations for 2012 was $177.0 million, a decrease of $44.9 million or 20.2% as compared to 2011. The decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement and brokerage), higher employee termination costs, increased intangible asset amortization expense from 2011 acquisitions, higher employee compensation plan costs associated with higher earnings in 2012, partially offset by contributions from the inclusion of ALPS for a full year.
HEALTHCARE SERVICES SEGMENT
The following table presents the financial results of the Healthcare Services Segment (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$333.3	$300.6	$270.8
Out-of-pocket reimbursements	6.2	5.1	5.3
Total revenues	339.5	305.7	276.1
Costs and expenses	270.5	255.9	240.5
Depreciation and amortization	19.3	17.7	19.6
Income from operations	$49.7	$32.1	$16.0

Operating margin	14.9%	10.7%	5.9%
The following tables summarizes the Healthcare Services Segment's statistical results (in millions):

	December 31,
	2013	2012	2011
DST Health Solutions covered lives	23.5	23.3	22.6

	Year Ended December 31,
	2013	2012	2011
Argus pharmacy paid claims	444.0	400.7	362.0
Revenues
Healthcare Services Segment total revenues of $339.5 million reflect an increase of $33.8 million or 11.1% in 2013 as compared to 2012. Healthcare Services Segment operating revenues of $333.3 million reflect an increase of $32.7 million or 10.9% in 2013 compared to 2012. Healthcare Services Segment OOP reimbursement revenues for the year ended December 31, 2013 were $6.2 million, an increase of $1.1 million or 21.6% as compared to 2012. The increase in operating revenue during the year ended December 31, 2013 is primarily attributable to a 10.8% increase in pharmacy claims paid associated with increased Medicare and Medicaid members and higher pharmacy discount card services. The increase in Medicare Part D members is primarily the result of more eligible members as more individuals are reaching age 65 than in the past. Membership is also positively impacted as individuals are generally living longer and the government is offering tax incentives for companies to promote participation in healthcare plans. Operating revenues also increased as a result of organic growth at existing clients and new full service clients that successfully converted to DST's medical claims processing platform during 2013. Operating revenues include approximately $7.6 million of software license fee revenues for the year ended December 31, 2013, an increase of $1.8 million as compared to 2012, principally from new healthcare exchange software licenses sold in 2013.
In 2012, Healthcare Services Segment total revenues of $305.7 million increased $29.6 million or 10.7% as compared to 2011. Healthcare Services Segment operating revenues of $300.6 million increased $29.8 million or 11.0% as compared to 2011. Healthcare Services Segment OOP reimbursement revenues for the year ended December 31, 2012 were $5.1 million, a decrease of $0.2 million or 3.8% as compared to 2011. The increase in operating revenues during the year ended December 31, 2012 is primarily attributable to higher pharmacy claims processed from the conversion of new Medicare Part D business and and a full year of revenue from IntelliSource Healthcare Solutions (acquired July 1, 2011). Operating revenues include approximately $5.8 million of software license fee revenues for the year ended December 31, 2012, an increase of $1.6 million as compared to 2011.
During 2013, the Company was notified by two Healthcare Services Segment clients of their intent to terminate their processing agreements when their contracts expire. These two clients, in aggregate, represent 25.4% of the pharmacy claims paid in 2013. One of the client's contract terminated on December 31, 2013 and the other client will be transitioning off DST's system throughout 2014 with no significant revenue loss expected until 2015.
Costs and expenses
Healthcare Services Segment costs and expenses for the year ended December 31, 2013 were $270.5 million, an increase of $14.6 million as compared to 2012. Costs and expenses are primarily comprised of compensation and benefits costs but also include technology related expenditures. Reimbursable operating expenses included in costs and expenses were $6.2 million in 2013, an increase of $1.1 million as compared to 2012. Excluding reimbursable operating expenses, costs and expenses were $264.3 million for 2013, an increase of $13.5 million as compared to 2012. On this basis, the increase in costs and expenses during 2013 is primarily from increased personnel costs to support higher volumes of revenue and higher costs associated with new business initiatives, partially offset by lower employee termination costs. The increase is also due to a $2.5 million loss accrual recorded during 2013 related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.
Healthcare Services Segment costs and expenses for the year ended December 31, 2012 were $255.9 million, an increase of $15.4 million as compared to 2011. Reimbursable operating expenses included in costs and expenses were $5.1 million in 2012, a decrease of $0.2 million as compared to 2011. Excluding reimbursable operating expenses, costs and expenses were $250.8 million for 2012, an increase of $15.6 million as compared to 2011. On this basis, the increase in costs and expenses during 2012 is primarily from higher employee costs to support the increased volume of revenue, partially offset by a loss accrual for a regulatory inquiry recorded in 2011 that did not recur in 2012.
Depreciation and amortization
Healthcare Services Segment depreciation and amortization costs for the year ended December 31, 2013 were $19.3 million, an increase of $1.6 million or 9.0% as compared to 2012. The increase in 2013 is primarily the result of higher internally developed capitalized software.
Healthcare Services Segment depreciation and amortization costs for the year ended December 31, 2012 were $17.7 million, a decrease of $1.9 million or 9.7% as compared to 2011. The decrease in 2012 is primarily the result of lower intangible asset amortization as certain assets became fully amortized during 2011.
Income from operations
Healthcare Services Segment income from operations for 2013 was $49.7 million, an increase of $17.6 million or 54.8% as compared to 2012. The increase in Healthcare Services income from operations is from higher pharmacy claims paid associated with increased Medicare and Medicaid members and higher medical claim processing revenues from new and existing clients partially offset by increased personnel costs to support the higher volumes of revenue.

Healthcare Services Segment income from operations for 2012 was $32.1 million, an increase of $16.1 million or 100.6% as compared to 2011. The increase in Healthcare Services income from operations is from higher operating revenues in 2012 and a $3.5 million loss accrual in 2011 that did not recur.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications Segment (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$660.5	$650.0	$609.8
Out-of-pocket reimbursements	654.7	636.7	607.0
Total revenues	1,315.2	1,286.7	1,216.8
Costs and expenses	1,220.2	1,214.9	1,148.9
Depreciation and amortization (including goodwill impairment)	44.0	107.4	46.7
Income (loss) from operations	$51.0	$(35.6)	$21.2

Operating margin	7.7%	(5.5)%	3.5%

	Year Ended December 31,
	2013		2012		2011
	Operating Revenue	Operating Income	Operating Revenue	Operating Income (Loss)	Operating Revenue	Operating Income (Loss)
North America	$470.7	$48.2	$455.2	$43.5	$430.3	$37.8
United Kingdom	189.8	2.8	194.8	(79.1)	179.5	(16.6)
Customer Communications Segment	$660.5	$51.0	$650.0	$(35.6)	$609.8	$21.2
The following table summarizes the Customer Communications Segment's statistical results (in millions):

	Year Ended December 31,
	2013	2012	2011
Customer Communications Images Produced:
North America	9,448.0	9,444.4	9,042.8
United Kingdom	1,999.5	2,163.1	2,029.5
Total	11,447.5	11,607.5	11,072.3

Customer Communications Packages Mailed:
North America	2,206.6	2,185.4	1,999.5
United Kingdom	724.4	752.4	733.5
Total	2,931.0	2,937.8	2,733.0
Revenues
Customer Communications Segment total revenues were $1,315.2 million and $1,286.7 million for the years ended December 31, 2013 and 2012, respectively. Operating revenues increased $10.5 million or 1.6% to $660.5 million for the year ended December 31, 2013 as compared to 2012. The increase is primarily attributable to revenues from new clients, partially offset by lower volumes from existing clients and client losses. The organic declines from the Company's existing clients is due to a number of factors including client efforts to migrate to electronic presentment and to suppress sheets per statement or to send less frequent statements.
Customer Communications Segment total revenues were $1,286.7 million and $1,216.8 million for the years ended December 31, 2012 and 2011, respectively. Operating revenues increased $40.2 million or 6.6% to $650.0 million for the year ended December 31, 2012 as compared to 2011. The increase is attributable to the acquisitions of Lateral Group Limited (Lateral) in August 2011 and Newkirk Products Inc. (Newkirk) in May 2011 as well as new clients in North America, partially offset by lower revenue per package in the U.K.
Customer Communications' North America operating revenues increased $15.5 million or 3.4% to $470.7 million for the year ended December 31, 2013 as compared to 2012. The increase is primarily attributable to new client volumes. Customer

Communications' North America operating revenues increased $24.9 million or 5.8% to $455.2 million for the year ended December 31, 2012 as compared to 2011. The increase in operating revenues was primarily attributable to revenues from new clients and a full year of revenues from Newkirk in 2012 as compared to eight months in 2011, partially offset by lower volumes from existing clients.
In 2013, Customer Communications' U.K. operating revenues decreased $5.0 million as a result lower images produced and from changes in the mix of clients serviced due to client losses from the closure of certain operating plants and foreign exchange movement.
Customer Communications' U.K. operating revenues increased $15.3 million for the year ended December 31, 2012 as compared to 2011 from the Lateral acquisition, partially offset by lower revenues per package.
Customer Communications Segment OOP reimbursements revenue increased $18.0 million or 2.8% in 2013 as compared to 2012 and increased $29.7 million or 4.9% in 2012 as compared to 2011. The net increase in 2013 was primarily attributable to new client volumes. The net increase in 2012 was primarily attributable to higher volumes from new clients and volumes from Lateral and Newkirk acquisitions.
During 2013, the Company signed three new North America Customer Communications Segment clients, one of which, when fully transitioned, is anticipated to be among the top five largest Customer Communications Segment clients, with approximately 350 million annual packages, or 11.9% of 2013 annual packages mailed. The transition from in-house print mail operations to DST is expected to be completed in late 2014. The other two clients recently signed represent an additional 45 million annual packages and are expected to be converted during 2014. The Company had a North America client that chose not to renew its contract, which expired in the fourth quarter 2013. On an annualized basis, this client contract represents approximately 120 million packages.
Costs and expenses
Customer Communications Segment costs and expenses for the year ended December 31, 2013 increased $5.3 million or 0.4% to $1,220.2 million as compared to 2012. Costs and expenses in the Customer Communications Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $654.7 million during 2013, an increase of $18.0 million or 2.8% as compared to 2012. Excluding reimbursable operating expenses, costs and expenses decreased $12.7 million during 2013. On this basis, Customer Communications' North America costs and expenses increased $10.7 million during 2013 as compared to 2012 primarily from higher operating costs associated with an increased workforce to support new clients and conversion activities as well as higher material costs from higher volumes of operating revenues. Customer Communications' U.K. costs and expenses decreased $23.4 million primarily due to employee termination expenses and lease abandonment costs associated with consolidating facilities that were incurred in 2012 that did not recur in 2013, foreign exchange movement, as well as the reversal of $2.5 million of lease obligation liabilities that were extinguished during 2013.
Customer Communications Segment costs and expenses for the year ended December 31, 2012 increased $66.0 million or 5.7% to $1,214.9 million as compared to 2011. Reimbursable operating expenses included in costs and expenses were $636.7 million during 2012, an increase of $29.7 million or 4.9% as compared to 2011. Excluding reimbursable operating expenses, Customer Communications Segment costs and expenses increased $36.3 million during 2012. On this basis, Customer Communications' North America costs and expenses increased $20.5 million during 2012 as compared to 2011 primarily from higher material costs resulting from higher volumes of operating revenues, higher compensation costs, and higher costs from a full year of Newkirk. Customer Communications' U.K. costs and expenses increased $15.8 million due to costs and expenses from a full year of Lateral in 2012, $8.5 million of lease abandonment charges associated with vacating certain leased facilities, and higher material costs associated with higher operating revenues.
Depreciation and amortization (including goodwill impairment)
Customer Communications Segment depreciation and amortization expense was $44.0 million, $107.4 million and $46.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization in 2012 includes a goodwill impairment of the Customer Communications U.K. reporting unit in the amount of $60.8 million.
Excluding this goodwill impairment, Customer Communications Segment depreciation and amortization decreased $2.6 million in 2013 as compared to 2012. On this basis, North America increased $0.1 million in 2013 as compared to 2012 and U.K. depreciation and amortization decreased $2.7 million in 2013 as compared to 2012, attributable to lower levels of assets due to closing certain operating locations in 2012.

Depreciation and amortization expense increased $60.7 million or 130.0% to $107.4 million in 2012 as compared to 2011. Excluding the goodwill impairment of the Customer Communications U.K. reporting unit discussed above, depreciation and amortization decreased $0.1 million in 2012 compared to 2011. North America depreciation and amortization decreased $2.0 million, primarily from lower levels of capital expenditures, partially offset by higher intangible assets amortization from the Newkirk acquisition. Excluding the goodwill impairment, the U.K. depreciation and amortization increased $1.9 million in 2012 compared to 2011, attributable to higher intangible asset amortization from the Lateral acquisition.
Income from operations
Customer Communications Segment income from operations was $51.0 million for the year ended December 31, 2013, an increase of $86.6 million compared to 2012. Customer Communications North America income from operations increased $4.7 million and Customer Communications U.K. increased $81.9 million. The increase in Customer Communications North America is from higher operating revenues due to new client volumes, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities. The increase in Customer Communications U.K. is primarily attributable to the goodwill impairment of $60.8 million in 2012 that did not recur. The increase in the U.K. is also attributable to lower employee compensation expenses resulting from reduced headcount and lower facility costs due to closing operating locations in 2012.
Customer Communications Segment income from operations was $35.6 million for the year ended December 31, 2012, a decrease of $56.8 million compared to 2011. Customer Communications North America income from operations increased $5.7 million and the operating income from Customer Communications U.K. decreased $62.5 million. The increase in Customer Communications North America is from higher operating revenues. The decrease in Customer Communications U.K. in 2012 is primarily attributable to the $60.8 million goodwill impairment charge and employee termination and lease abandonment costs, partially offset by higher revenues. Additionally, in January 2012, DST acquired the remaining outstanding shares of Output U.K. from the non-controlling shareholders for $17.7 million, resulting in Output U.K. becoming a wholly-owned subsidiary.
INVESTMENTS AND OTHER SEGMENT
The following tables present the financial results of the Investments and Other Segment (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$57.2	$58.9	$56.3
Out-of-pocket reimbursements	0.1	0.3	1.6
Total revenues	57.3	59.2	57.9
Costs and expenses	30.0	47.9	38.0
Depreciation and amortization	17.5	19.6	11.0
Income (loss) from operations	$9.8	$(8.3)	$8.9

Operating margin	17.1%	(14.1)%	15.8%
Revenues
Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $57.3 million, $59.2 million and $57.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $57.2 million, $58.9 million and $56.3 million during the years ended December 31, 2013, 2012 and 2011. The decrease in operating revenues during 2013 as compared to 2012 is attributable to decreased rental activities associated with the sale of leased properties. The increase in operating revenues during 2012 as compared to 2011 is attributable to higher third party rental activities.

Costs and expenses
Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment; however, during 2012 a charitable contribution of State Street securities was made in the amount of $11.0 million. Investments and Other Segment costs and expenses were $30.0 million, $47.9 million and $38.0 million during the years ended December 31, 2013, 2012 and 2011 in 2012. Excluding the 2012 charitable donation, costs and expenses decreased $6.9 million in 2013 as compared to 2012 primarily attributable to higher gains on the sale of real estate, lower occupancy costs and $1.8 million of leased facility abandonment charges in 2012 that did not recur. Excluding the 2012 charitable donation, costs and expenses decreased $1.1 million in 2012 as compared to 2011 primarily attributable to lower occupancy costs partially offset by $1.8 million of leased facility abandonment charges in 2012.
Depreciation and amortization
Investments and Other Segment depreciation and amortization was $17.5 million, $19.6 million and $11.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization decreased $2.1 million during 2013 as compared to 2012 primarily due to impairments related to non-operating real estate assets of $7.4 million recorded in 2013 as compared to $9.0 million recorded in 2012. The remaining decline in depreciation was due to the sale of certain properties during 2012. Depreciation and amortization increased $8.6 million during 2012 as compared to 2011 primarily due to real estate impairments of $9.0 million recorded in 2012.
Income from operations
Investments and Other Segment had income from operations of $9.8 million and $8.9 million during the years ended December 31, 2013 and 2011, respectively, and a loss from operations of $8.3 million in 2012. Income from operations increased $18.1 million during 2013 as compared to 2012, primarily from reduced leased facility abandonment costs, lower net real estate impairment charges, and the charitable contributions expense in 2012 that did not recur, partially offset by lower operating revenues as a result of the sale of certain leased properties. Income from operations decreased $17.2 million during 2012 as compared to 2011, primarily from the charitable contribution of marketable securities, real estate impairment charges and a lease abandonment charge, partially offset by higher operating revenues.

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

	2013
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$313.2	$544.9	$352.6	$352.6	$8.00
Adjusted to remove:
Included in operating income:
Employee termination expenses - Financial Services	3.9	3.9	2.7	2.7	0.06
Employee termination expenses - Customer Communications	1.6	1.6	1.3	1.3	0.03
Contract termination payment - Financial Services	(6.0)	(6.0)	(3.7)	(3.7)	(0.08)
Loss accrual - Healthcare Services (4)	2.5	2.5	2.5	2.5	0.06
Net loss on real estate assets - Investments & Other (10)	3.2	3.2	1.9	1.9	0.04
Settlement of leased facility obligation - Customer Communications (7)	(2.5)	(2.5)	(2.5)	(2.5)	(0.06)
Included in non-operating income:
Net gain on securities and other investments (1)	—	(222.8)	(138.1)	(138.1)	(3.14)
Net gain from unconsolidated affiliates (2)	—	(7.4)	(4.6)	(4.6)	(0.10)
Income tax items (3)	—	—	(11.0)	(11.0)	(0.24)
Adjusted Non-GAAP income	$315.9	$317.4	$201.1	$201.1	$4.57

	2012
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$157.3	$519.5	$324.0	$324.0	$7.08
Adjusted to remove:
Included in operating income:
Business advisory expenses - Financial Services	1.6	1.6	1.0	1.0	0.02
Employee termination expenses - Financial Services	13.3	13.3	10.0	10.0	0.22
Employee termination expenses - Healthcare Services	0.9	0.9	0.6	0.6	0.01
Employee termination expenses - Customer Communications	3.1	3.1	2.5	2.5	0.06
Loss accrual - Financial Services (4)	1.9	1.9	1.9	1.9	0.04
Leased facility abandonment costs - Customer Communications (7)	9.2	9.2	9.1	9.1	0.20
Leased facility abandonment costs - Investment & Other	1.8	1.8	1.1	1.1	0.02
Impairment of goodwill - Customer Communications (9)	60.8	60.8	60.8	60.8	1.33
Net loss on real estate assets - Investment & Other (10)	7.1	7.1	4.3	4.3	0.09
Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business - Financial Services (8)	9.1	8.3	5.1	5.1	0.11
Charitable contribution of securities - Investments & Other (5)	11.0	2.1	(2.9)	(2.9)	(0.06)
Included in non-operating income:
Net gain on securities and other investments (1)	—	(333.2)	(208.0)	(208.0)	(4.54)
Net gain from unconsolidated affiliates (6)	—	(11.1)	(9.2)	(9.2)	(0.20)
Income tax items (3)	—	—	(18.3)	(18.3)	(0.40)
Adjusted Non-GAAP income	$277.1	$285.3	$182.0	$182.0	$3.98

Note:
See the Description of Non-GAAP Adjustments section for a description of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

*	DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (after non-controlling interest).

	2011
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$260.1	$274.0	$178.2	$183.1	$3.95
Adjusted to remove:
Included in operating income:
Contract termination payment, net - Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses - Financial Services	0.8	0.8	0.5	0.5	0.01
Employee termination expenses - Healthcare Services	0.5	0.5	0.3	0.3	0.01
Employee termination expenses - Customer Communications	5.1	5.1	3.2	3.0	0.06
Business development expenses - Financial Services	3.1	3.1	1.8	1.8	0.04
Business development expenses - Customer Communications	0.2	0.2	0.1	0.1	—
Business advisory expenses - Financial Services	1.8	1.8	1.1	1.1	0.02
Restructuring cost to amend sales agreements - Financial Services (11)	7.3	7.3	4.4	4.4	0.10
Loss accrual - Healthcare Services (4)	3.5	3.5	3.5	3.5	0.08
Included in non-operating income:
Net gain on securities and other investments (1)	—	(17.2)	(10.5)	(10.5)	(0.23)
Net loss on repurchase of convertible debentures	—	1.2	0.8	0.8	0.02
Employee termination expenses at unconsolidated affiliate	—	2.6	2.3	2.3	0.05
Impairment of unconsolidated affiliate	—	0.7	0.5	0.5	0.01
Adjusted Non-GAAP income	$280.4	$281.6	$185.0	$189.7	$4.09
______________________________________________________________________

Note:
See the Description of Non-GAAP Adjustments section for a description of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

*	DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (after non-controlling interest).

Description of Non-GAAP Adjustments

(1) Net gain on securities and other investments is comprised of net realized gains from sales of available-for-sale securities, other than temporary impairments on available-for-sale securities and net gains on private equity funds and other investments.

(2) The net gain from unconsolidated affiliates is included within equity in earnings of unconsolidated affiliates. During 2013, a gain was recorded by IFDS ($6.3 million) and BFDS ($1.1 million) related to the sale of an unconsolidated affiliate.

(3) Income tax items relate to benefits for refund claims, expense on the repatriation of international cash and other similar items. The Company received income tax benefits resulting from the resolution of refund claims for historical domestic manufacturing deductions and research and experimentation credits. During fourth quarter 2013, the Company recorded income tax expense associated with the return of approximately $62.0 million of international cash to the U.S.

(4) Loss accruals are recorded within Costs and expenses. A loss accrual was recorded in 2013 and 2011 for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009 in the Healthcare Services Segment. A loss accrual was recorded in 2012 on a dispute related to a 2001 international software development agreement within the Financial Services Segment.

(5) The expense for a charitable contribution of marketable securities in the amount of $11.0 million was offset by a book gain of $8.9 million on the disposition of securities, which was recorded within other income, net and the related income tax benefit.

(6) The net gain from unconsolidated affiliates, which was included in equity in earnings of unconsolidated affiliates, was associated with the receipt of a cash distribution from a previously impaired investment and a gain from the disposition of a Canadian real estate partnership by IFDS, partially offset by impairments of other unconsolidated affiliates.

(7) During 2012, the Company recorded a liability for the estimated leased facilities abandonment costs associated with properties not used in the U.K. Customer Communications operations. Subsequently in 2013, a lease obligation was extinguished resulting in the reversal of a portion of the remaining liability.

(8) Pretax costs associated with ceasing the development of a processing solution for the insurance market were comprised of asset impairment charges of $5.8 million included in depreciation and amortization expense, and employee termination expenses of $1.9 million and other operating costs of $1.4 million, which were both included in costs and expenses. These costs were partially offset by the recognition of previously deferred IFDS software license revenues of $0.8 million related to the 2011 sale of its Percana software license to DST, included in equity in earnings of unconsolidated affiliates.

(9) The goodwill impairment of $60.8 million, included in depreciation and amortization was associated with a reduction in the estimated fair value of the Customer Communications U.K. reporting unit in fourth quarter 2012.

(10) Net gains/losses on real estate assets include gains on the disposition of real estate assets, net of impairments recorded on the carrying value of real estate assets. The Company recorded net gains on the disposition of real estate assets of $4.2 million and $1.9 million during the years ended December 31, 2013 and 2012, respectively. Gains on sale of real estate are recorded in costs and expenses. The Company recorded impairment charges of $7.4 million and $9.0 million during the years ended December 31, 2013 and 2012, respectively, related to real estate not currently utilized in the Company's operations. Impairment charges are included within depreciation and amortization expense.

(11) Restructuring cost associated with amending sales/marketing agreements of an acquired business are included within costs and expenses.
Management's Analysis of Non-GAAP Results for 2013, 2012 and 2011
Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $4.57, $3.98 and $4.09 during the years ended December 31, 2013, 2012 and 2011, respectively. Management's discussion of the Company's “Results of Operations” and “Year to Year Business Segment Comparisons” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above. In addition, non-GAAP diluted earnings per share is impacted by changes in average diluted shares outstanding which were 44.1 million, 45.8 million and 46.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in non-GAAP diluted earnings per share for the year ended December 31, 2013 as compared to 2012, is attributable to improved operating revenues within each of the operating segments, lower costs in the Customer Communications U.K. operations and lower average diluted shares outstanding partially offset by lower equity in earnings from unconsolidated affiliates. The decrease in non-GAAP diluted earnings per share for the year ended December 31, 2012 as compared to 2011, is attributable to decreased Financial Services Segment income from operations, higher costs associated with new business initiatives, decreased mutual fund registered accounts and from decreased equity in earnings of unconsolidated affiliates resulting from higher new product development and new client conversion expenses.
LIQUIDITY AND CAPITAL RESOURCES
Company's Assessment of Short-term and Long-term Liquidity
The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $654.0 million at December 31, 2013) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.
At December 31, 2013, the Company's total cash and cash equivalents is $62.5 million, of which $34.8 million is held outside of the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less foreign tax credits. The Company has accrued for U.S. federal and state tax liabilities on the earnings of its international subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. The repatriation of these earnings could result in additional U.S. federal and state income tax payments in future years. The Company utilizes a variety of funding strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. During the fourth quarter of 2013, the Company assessed its forecasted cash needs and overall financial position of its international subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. As a result, the Company returned $62.0 million of cash to the U.S. through a one-time dividend, repatriation and loan repayments from its international subsidiaries as the funds were no longer considered needed in those locations resulting in incremental tax expense of $7.5 million. These funds were utilized to pay down the Company's outstanding debt on its domestic revolving credit facilities.
At December 31, 2013, the Company had approximately $671.3 million of availability under its domestic revolving credit facilities. The only credit facilities with outstanding amounts as of December 31, 2013 that are scheduled to mature in 2014 are the term loan credit facilities in the amount of $125.0 million which will mature on October 28, 2014 and the accounts receivable securitization program, which has $150.0 million outstanding at December 31, 2013 and matures on May 15, 2014. The Company intends to utilize funds from operations, investing activities and the existing syndicated line of credit, as necessary, to repay the term loan credit facility at maturity. The Company currently plans to renew the $150.0 million accounts receivable securities program in May 2014. The Company's debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. The Company is currently in compliance with these covenants.
Sources and Uses of Cash
The Company had $62.5 million, $88.3 million and $40.9 million of cash and cash equivalents at December 31, 2013, 2012 and 2011, respectively. The Company's primary source of liquidity has historically been cash provided by operations. In addition, the Company has used returns on the sale of investments to fund other investing and financing activities. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments. Information on the Company's consolidated cash flows for the years ended December 31, 2013, 2012 and 2011 is presented in the Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.
Operating Activities
Cash flows provided by operating activities were $395.2 million, $216.0 million and $404.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The table below presents operating cash flows, as adjusted for certain significant items (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating Cash Flows, as reported	$395.2	$216.0	404.3
Adjustments:
Taxes paid on security gains	73.5	78.9	6.0
Dividends on private company investment, net	—	(30.5)	—
Dividend from BFDS	(125.0)	—	—
Deferred revenue from BFDS	—	40.0	(40.0)
Prepayment for software services	—	35.0	—
Operating Cash Flows, as adjusted	$343.7	$339.4	$370.3
The $179.2 million net increase in operating cash flows during 2013 as compared to 2012 is primarily attributable to a $125.0 million dividend received from BFDS during 2013. Additionally, operating cash flows during 2013 resulted from net income of $352.6 million, changes in working capital described below, and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $143.3 million, amortization of share-based compensation of $16.9 million, equity in earnings of unconsolidated affiliates of $23.0 million and net gains on investments of $195.2 million.
During the years ended December 31, 2013 and 2012, the Company has received significant proceeds from the sale of investments. The proceeds from these investment sales are included in investing activities, but the income taxes paid on these investment gains are required to be treated as an operating cash outflow. Income tax expense resulting from these investment sales will reduce operating cash flows in the period that taxes are paid.
The significant working capital changes during 2013 as compared to 2012 include accounts receivable, income taxes payable, deferred revenues and gains, and other assets as a result of the following:

•
Accounts receivable decreased $15.8 million during the year ended December 31, 2013, as compared to an increase of $34.1 million during 2012, resulting in a net increase in working capital of $49.9 million.

•
Income taxes payable increased during the year ended December 31, 2013 as compared to 2012, primarily attributable to the timing of tax payments on the 2013 and 2012 investment sales, higher operating results and incremental tax on the repatriated foreign earnings in 2013.

•
Deferred revenues and gains increased $4.1 million during 2013, as compared to a decrease in deferred revenues of $33.7 million during 2012, resulting in a net increase in working capital of $37.8 million, mostly attributable to the utilization of a $40.0 million prepayment from BFDS for 2012 processing services that was received in 2011.

•
Other assets increased by $7.9 million during 2013, which caused a $16.4 million increase in working capital when compared to 2012. During the year ended December 31, 2012, the Company made a prepayment for software services that will be used over multiple years.

The $188.3 million net decrease in operating cash flows during 2012 as compared to 2011 is primarily attributable to income taxes paid on investment gains, utilization of a BFDS prepayment for 2012 services received in 2011 and prepayment for a multi-year software license agreement for DST's data centers. Operating cash flows during 2012 resulted principally from net income of $324.0 million, changes in working capital described below and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $216.4 million, amortization of share-based compensation of $25.5 million, equity in earnings of unconsolidated affiliates of $32.2 million and net gains on investments of $280.7 million.
The significant working capital changes during 2012 as compared to 2011 include deferred revenues and gains, accounts payable and accrued liabilities, other assets, accounts receivable and income taxes payable as a result of the following:

•
Deferred revenues and gains decreased $33.7 million during 2012, as compared to an increase in deferred revenues of $38.3 million during 2011, a net decrease in working capital of $72.0 million, mostly attributable to the receipt of $40.0 million from BFDS in 2011 as a partial prepayment of processing services provided by DST in 2012.

•
Accounts payable and accrued liabilities decreased by approximately $14.5 million during the year ended December 31, 2012 as compared to an increase of $28.0 million during year ended December 31, 2011, a net decrease in working capital of $42.5 million.

•
During the year ended December 31, 2012, the Company made a prepayment for software services that will be used over multiple years. The prepayment resulted in an increase in other assets of approximately $24.3 million during 2012, but caused a $36.8 million decrease in working capital.

•	Accounts receivable increased $34.1 million during the year ended December 31, 2012, as compared to a decrease of $11.0 million during 2012, a net decrease in working capital of $45.1 million.

•
These working capital decreases were partially offset by increases in income taxes payable during the year ended December 31, 2012 as compared to the 2011, attributable to the timing of tax payments on 2012 investment sales.

Software Development and Maintenance
The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The following table summarizes software development, maintenance and enhancements to the Company's proprietary systems and software products which are included in net income within cash flows from operations (in millions):

	Year Ended December 31,
	2013	2012	2011
Non-capitalizable software development and maintenance costs	$123.7	$128.7	$131.2
Amortization of capitalized software development costs	31.4	28.7	26.8
Investing Activities
Cash flows provided by investing activities were $310.1 million and $177.7 million for the years ended December 31, 2013 and 2012, respectively, as compared to cash flows used by investing activities of $345.0 million for the year ended December 31, 2011. The $132.4 million increase in investing activities during 2013 as compared to 2012 is primarily attributable to higher cash flows in 2013 from restricted cash to satisfy client fund obligations of $198.4 million, partially offset by higher capital expenditures of $4.8 million. Additionally, cash flows from net investment activities (proceeds from investment sales, net of investments in securities) were $332.9 million in 2013 as compared to $381.3 million in 2012, resulting in $48.4 million lower investing cash flows in 2013.
The $522.7 million increase in cash flows provided by investing activities during 2012 as compared to 2011 is attributable to cash inflows for net investment activities (proceeds from sale, net of investments in securities) of $381.3 million as compared to cash outflows of $49.4 million in 2012 and the absence of acquisitions of businesses of $365.4 million in 2012, which are partially offset by lower cash flows in 2012 from restricted cash to satisfy client fund obligations of $277.7 million and higher capital expenditures of $14.4 million.

Capital Expenditures
The following table summarizes capital expenditures by Segment (in millions):

	Year Ended December 31,
	2013	2012	2011
Financial Services Segment	$65.1	$49.9	$41.4
Healthcare Services Segment	10.8	9.9	9.7
Customer Communications Segment	22.1	34.0	23.6
Investments and Other Segment	4.8	4.2	8.9
	$102.8	$98.0	$83.6
During 2013, 2012 and 2011, the Company capitalized software development costs of $28.4 million, $30.9 million, and $31.4 million, respectively. Additionally, the Company acquired approximately $2.5 million, $8.9 million and $9.1 million of equipment with debt during 2013, 2012 and 2011, respectively. Capital expenditures using debt are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. The Company expects incremental capital expenditures in 2014 of approximately $35.0 million. The anticipated increase in 2014 capital expenditures is primarily attributable to planned updates of the generator plant at the Company's data center and the acquisition of specific equipment for a new client in the Customer Communications Segment. Investments and Other Segment capital expenditures are primarily buildings and building improvements. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or draws from bank lines of credit, as required.
Investments
The Company purchased $105.5 million, $302.5 million and $423.5 million of investments in securities in 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, the Company received $438.4 million, $683.8 million and $374.1 million, respectively, from the sale/maturities of investments. Included in the $438.4 million of proceeds from sale/maturities of investments in 2013 is $148.8 million of pre-tax proceeds from the sale of State Street stock. The $683.8 million of proceeds from sale/maturities of investments in 2012 is primarily the result of $138.7 million of pre-tax proceeds from a privately-held investment and from the sale of Computershare, Euronet Worldwide and State Street stock.
Funds Held on Behalf of Clients
Funds held on behalf of clients is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients. The $71.5 million provided from investing cash flows during 2013 is primarily attributable to lower Argus client funds held. The $126.9 million investing cash flow decrease during 2012 is primarily attributable to higher Argus client funds held.
Business Acquisitions
During 2011, the Company paid $365.4 million, net of cash acquired, for the following business acquisitions: ALPS, Newkirk, Lateral Group, Finix, Converge, Intellisource and Subserveo. The acquisition of ALPS on October 31, 2011 for $251.9 million represented the largest acquisition payment in 2011 which was funded from proceeds from the $125.0 million term loan facility and from existing credit facilities.
Financing Activities
Cash flows used in financing activities totaled $731.1 million, $346.3 million and $158.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net cash flows used in financing activities during 2013 as compared to 2012 is primarily attributable to $208.8 million of higher net cash outflows in 2013 on client fund obligations, $171.9 million of higher repurchases of common stock and $31.3 million lower proceeds from issuance of common stock, partially offset by $19.1 million lower net debt repayments during 2013.
During the year ended December 31, 2013, cash outflows from share repurchase activities of $276.4 million, net debt repayments of $362.0 million, net decrease in client funds obligations of $82.6 million, and payment of cash dividends of $51.8 million, were partially offset by proceeds received from the issuance of common stock of $30.6 million.

The increase in net cash flows used in financing activities during 2012 as compared to 2011 is primarily attributable to repayments of net debt of $381.1 million in 2012, primarily from proceeds received from the sale of a privately-held investment and dividend and the sale of Computershare Ltd., Euronet Worldwide and State Street Corporation stock, as compared to net debt borrowings of $125.6 million in 2011. The increase is also from the purchase of the remaining non-controlling interest in DST Output U.K. of $17.7 million in 2012. These increases are partially offset by lower net cash outflows in 2012 on client fund obligations of $268.0 million and lower repurchases of common stock of $70.2 million.
Common Stock Issuances and Repurchases
The Company received proceeds of $30.6 million, $61.9 million and $64.8 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2013, 2012 and 2011, respectively.
During 2013, the Company spent $252.6 million to repurchase 3.4 million shares of DST common stock, of which $2.6 million was under the previous share repurchase plan which was replaced in January 2013. The remaining $250.0 million that was repurchased in 2013 fully utilized the existing share repurchase plan. Under the previous share repurchase plans, the Company expended $73.7 million for approximately 1.3 million shares and $135.4 million for approximately 3.0 million shares during the years ended December 31, 2012 and 2011, respectively. On January 29, 2014, the Board of Directors of DST authorized a new $250.0 million share repurchase plan.
Dividends
DST paid cash dividends of $1.20, $0.80, and $0.70 per common share in 2013, 2012 and 2011, respectively. The total cash paid for dividends in 2013, 2012 and 2011 was $51.8 million, $36.0 million, and $31.6 million, respectively. The Board of Directors of DST determined to increase its dividend frequency from a semi-annual basis to a quarterly basis in the first quarter of 2013 resulting in the increase in dividends paid in 2013 as compared to 2012 and 2011.
On January 29, 2014, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per share on its common stock payable on March 14, 2014 to shareholders of record as of February 28, 2014. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors.
Client Funds Obligations
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $366.5 million, $442.7 million and $315.2 million of client funds obligations at December 31, 2013, 2012 and 2011, respectively.
Debt Activity
The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities, loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $683.0 million, $1,011.6 million and $1,380.3 million of debt outstanding at December 31, 2013, 2012 and 2011, respectively, a decrease of $328.6 million during 2013 and a decrease of $368.7 million during 2012.
The decrease in debt outstanding during 2013 is primarily from the repayment of the real estate credit agreement upon maturity in September 2013 ($101.7 million), the repayment of the promissory note with BFDS ($107.0 million) and the redemption for cash of all remaining Convertible debentures ($90.1 million). Additionally in 2013, the Company renewed its accounts receivable securitization program resulting in a new maturity date of May 15, 2014 and amended its term loan credit facility to remove the provision requiring prepayment of the loan upon the incurrence of additional indebtedness and to extend the maturity date to October 28, 2014.
The debt outstanding declined during 2012 primarily from the paydown of the Company's revolving credit facility. In 2012, the Company amended its revolving credit facility to enable the Company to use proceeds from asset dispositions to repurchase shares or pay dividends.
The Company's debt arrangements are described in Note 10 to the consolidated financial statements included in Item 8 of this report.

Contractual Obligations and Commercial Commitments
The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$683.0	$283.6	$64.1	$175.3	$160.0
Operating lease obligations	125.5	27.0	41.5	30.7	26.3
Software license agreements	99.5	22.8	55.4	21.3	—
Income tax uncertainties	91.5	—	91.5	—	—
Other	37.3	17.6	17.3	1.8	0.6
	$1,036.8	$351.0	$269.8	$229.1	$186.9
Interest obligations on the Company's outstanding debt are not included in the table above. Interest rates on the Company's secured promissory notes are at a fixed rate of 6.0%. The interest rates applicable to loans under the term loan credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The Senior Notes have fixed interest rates and are comprised of $40.0 million of 4.19% Series A Senior Notes, $105.0 million of 4.86% Series B Senior Notes, $65.0 million of 5.06% Series C Senior Notes and $160.0 million of 5.42% Series D Senior Notes. In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.
The Company has income tax uncertainties in the amount of $91.5 million at December 31, 2013. These obligations are classified as non-current on the Company's Consolidated Balance Sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters may take more than one year to resolve as reflected in the table above, however, the ultimate timing of resolution is uncertain.
Other Commercial Commitments
The Company has an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture. The $38.5 million loan matures on September 30, 2018. At December 31, 2013 and 2012, total borrowings on the loan were $28.3 million and $29.1 million, respectively, and the Company's guarantee totaled $1.5 million for both December 31, 2013 and 2012.
The Company has an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture. At December 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.
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
In certain instances in which the Company licenses proprietary or third party systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company's liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.
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
The Company has entered into agreements with certain third parties, including banks and escrow, agents that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.
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
Except for the $0.8 million guarantee described above that has been accrued at December 31, 2013 and 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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
The Company believes that its guarantee arrangements will not have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described above and in Note 16 to the consolidated financial statements included in Item 8 of this report.
When deemed appropriate, DST uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. The Company may use various types of derivative instruments to manage foreign currency exchange rate risk and interest rate risk including, but not limited to, forward contracts, option contracts and swaps. Accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value of the Company's cash flow hedges resulted in liabilities of $0.5 million and $2.3 million at December 31, 2013 and 2012, respectively. The Company's derivative arrangements are described in Note 11 to the consolidated financial statements included in Item 8 of this report.
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
Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2013 was approximately $654.0 million. The impact of a 10% change in fair value of these investments would be approximately $40.5 million to comprehensive income. As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.
Interest rate risk
The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients. The balances maintained in the bank accounts are subject to fluctuation. For the year ended December 31, 2013, the Company and BFDS had average daily cash balances of approximately $2.0 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $3.4 million of net income (loss).
At December 31, 2013, the Company had $683.0 million of debt, of which $285.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR. The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.
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
At December 31, 2013, the Company's international subsidiaries had approximately $238.1 million in total assets and for the year ended December 31, 2013, these international subsidiaries recorded net income of approximately $17.7 million. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $23.8 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income for 2013 by approximately $1.8 million.
During 2013, the Company entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on the Company's operations. The total notional value of the Company's foreign currency derivatives is $126.3 million at December 31, 2013. The fair value of of the contracts that qualify for hedge accounting resulted in a liability of $0.4 million at December 31, 2013. The Company estimates that a 10% change in exchange rates would result in a $0.4 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $0.3 million at December 31, 2013. The company estimates a 10% change in exchange rates on these contracts would result in a $5.1 million change to consolidated net income. All gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Excluding the intercompany loans that have been hedged, the Company has approximately $9.9 million of unhedged intercompany loans as of December 31, 2013 with certain of its international subsidiaries that are expected to be repaid. The Company estimates that a 10% change in exchange rates on these unhedged intercompany loans would not have a significant impact on net income.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Kansas City, Missouri
February 27, 2014

DST Systems, Inc. Consolidated Balance Sheet (dollars in millions, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$62.5	$88.3
Funds held on behalf of clients	316.3	398.9
Client funding receivable	50.2	43.8
Accounts receivable (includes related party receivables of $14.6 and $17.1)	343.4	360.5
Other assets	70.0	62.8
	842.4	954.3

Investments	881.3	922.1
Unconsolidated affiliates	288.1	403.0
Properties, net	445.2	475.0
Intangible assets, net	137.4	152.7
Goodwill	423.7	422.1
Other assets	72.4	63.3
Total assets	$3,090.5	$3,392.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of debt	$283.6	$519.4
Client funds obligations	366.5	442.7
Accounts payable	86.7	94.1
Accrued compensation and benefits	154.3	140.0
Deferred revenues and gains	71.6	67.6
Income taxes payable	—	9.5
Other liabilities	110.1	105.2
	1,072.8	1,378.5

Long-term debt	399.4	492.2
Income taxes payable	124.2	104.0
Deferred income taxes	255.4	268.6
Other liabilities	54.9	69.5
Total liabilities	1,906.7	2,312.8

Commitments and contingencies (Note 16)	—	—

Stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued	—	—
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	187.3	234.3
Retained earnings	3,777.7	3,477.7
Treasury stock, at cost	(3,090.4)	(2,890.1)
Accumulated other comprehensive income	308.2	256.8
Total stockholders' equity	1,183.8	1,079.7
Total liabilities and stockholders' equity	$3,090.5	$3,392.5
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Income (in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$1,960.6	$1,892.4	$1,744.0
Out-of-pocket reimbursements	698.0	684.2	644.7
Total revenues (includes related party revenues of $200.7, $201.8 and $218.6)	2,658.6	2,576.6	2,388.7

Costs and expenses	2,202.1	2,202.9	1,997.0
Depreciation and amortization (including goodwill impairment)	143.3	216.4	131.6
Income from operations	313.2	157.3	260.1

Interest expense	(34.5)	(43.5)	(46.5)
Other income, net	243.2	373.5	38.7
Equity in earnings of unconsolidated affiliates	23.0	32.2	21.7
Income before income taxes and non-controlling interest	544.9	519.5	274.0

Income taxes	192.3	195.5	95.8
Net income	352.6	324.0	178.2

Net loss attributable to non-controlling interest	—	—	4.9
Net income attributable to DST Systems, Inc.	$352.6	$324.0	$183.1

Weighted average common shares outstanding	43.2	44.9	45.7
Weighted average diluted shares outstanding	44.1	45.8	46.3

Basic earnings per share	$8.15	$7.22	$4.01
Diluted earnings per share	$8.00	$7.08	$3.95

Cash dividends per share of common stock	$1.20	$0.80	$0.70
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Comprehensive Income (in millions)

	Year Ended December 31,
	2013	2012	2011
Net income attributable to DST Systems, Inc.	$352.6	$324.0	$183.1

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available for sale securities	47.1	(10.4)	(74.1)
Unrealized gains on cash flow hedges	0.9	1.1	0.4
Proportional share of unconsolidated affiliates other comprehensive income	—	—	1.2
Foreign currency translation adjustments	3.4	(11.7)	(1.0)
Other comprehensive income (loss)	51.4	(21.0)	(73.5)

Comprehensive income	$404.0	$303.0	$109.6
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Changes in Equity (in millions)

	Common Stock					Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Non- Controlling Interest	Total Equity
December 31, 2010	46.3	$1.0	$247.7	$3,039.8	$(2,815.4)	$351.3	$21.2	$845.6
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	183.1	—	—	—	183.1
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(4.9)	(4.9)
Other comprehensive income (loss)	—	—	—	—	—	(73.5)	—	(73.5)
Dividends	—	—	0.1	(31.6)	—	—	—	(31.5)
Amortization of share based compensation	—	—	20.5	—	—	—	—	20.5
Issuance of common stock	1.6	—	(26.1)	—	94.0	—	—	67.9
Repurchase of common stock	(3.8)	—	—	—	(174.7)	—	—	(174.7)
Other	—	—	3.8	—	—	—	(0.6)	3.2
December 31, 2011	44.1	1.0	246.0	3,191.3	(2,896.1)	277.8	15.7	835.7
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	324.0	—	—	—	324.0
Other comprehensive income (loss)	—	—	—	—	—	(21.0)	—	(21.0)
Dividends	—	—	1.6	(37.6)	—	—	—	(36.0)
Amortization of share based compensation	—	—	25.5	—	—	—	—	25.5
Issuance of common stock	2.0	—	(37.1)	—	110.5	—	—	73.4
Repurchase of common stock	(1.8)	—	—	—	(104.5)	—	—	(104.5)
Exchange of non-controlling interest	—	—	(2.0)	—	—	—	(15.7)	(17.7)
Other	—	—	0.3	—	—	—	—	0.3
December 31, 2012	44.3	1.0	234.3	3,477.7	(2,890.1)	256.8	—	1,079.7
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	352.6	—	—	—	352.6
Other comprehensive income (loss)	—	—	—	—	—	51.4	—	51.4
Dividends	—	—	0.8	(52.6)	—	—	—	(51.8)
Amortization of share based compensation	—	—	16.9	—	—	—	—	16.9
Issuance of common stock	1.3	—	(34.2)	—	76.1	—	—	41.9
Repurchase of common stock	(3.8)	—	—	—	(276.4)	—	—	(276.4)
Convertible debenture premium	—	—	(30.9)	—	—	—	—	(30.9)
Other	—	—	0.4	—	—	—	—	0.4
December 31, 2013	41.8	$1.0	$187.3	$3,777.7	$(3,090.4)	$308.2	$—	$1,183.8
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Cash Flows (in millions)

	Year End December 31,
	2013	2012	2011
Cash flows—operating activities:
Net income	$352.6	$324.0	$178.2
Depreciation and amortization (including goodwill impairment)	143.3	216.4	131.6
Net gains on investments	(195.2)	(280.7)	(16.3)
Gains on sale of properties	(5.4)	(2.8)	(0.3)
Amortization of share-based compensation	16.9	25.5	20.5
Equity in earnings of unconsolidated affiliates	(23.0)	(32.2)	(21.7)
Cash dividends from unconsolidated affiliates	129.4	4.5	7.2
Deferred income taxes	(10.9)	(11.0)	6.4
Changes in accounts receivable	15.8	(34.1)	11.0
Changes in other assets	(7.9)	(24.3)	12.5
Changes in client funds obligations	6.4	1.2	(25.5)
Changes in client funding receivable	(6.4)	(1.2)	25.5
Changes in accounts payable and accrued liabilities	(20.7)	(14.5)	28.0
Changes in income taxes payable	(12.8)	56.0	6.1
Changes in deferred revenues and gains	4.1	(33.7)	38.3
Changes in accrued compensation and benefits	6.3	16.5	(1.8)
Other, net	2.7	6.4	4.6
Net cash provided from operating activities	395.2	216.0	404.3
Cash flows—investing activities:
Capital expenditures	(102.8)	(98.0)	(83.6)
Investments in securities	(105.5)	(302.5)	(423.5)
Proceeds from sale / maturities of investments	438.4	683.8	374.1
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	71.5	(126.9)	150.8
Acquisition of businesses, net of cash acquired	—	—	(365.4)
Proceeds from sale of properties	14.0	15.7	3.1
Other	(5.5)	5.6	(0.5)
Net cash provided from (used for) investing activities	310.1	177.7	(345.0)
Cash flows—financing activities:
Proceeds from issuance of common stock	30.6	61.9	64.8
Principal payments on debt	(126.5)	(19.5)	(24.2)
Repurchases of convertible debentures	(122.8)	—	(12.5)
Net proceeds from issuance of debt	—	—	9.3
Net proceeds from term loan facility	—	—	125.0
Net proceeds from accounts receivable securitization program	15.0	—	10.0
Net increase (decrease) in client funds obligations	(82.6)	126.2	(141.8)
Payment for acquisition of non-controlling interest	—	(17.7)	—
Net borrowings (repayments) on revolving credit facilities	(127.7)	(361.6)	18.0
Common stock repurchased	(276.4)	(104.5)	(174.7)
Payment of cash dividends	(51.8)	(36.0)	(31.6)
Excess tax benefits from share based compensation	11.4	5.5	1.4
Other	(0.3)	(0.6)	(1.9)
Net cash used for financing activities	(731.1)	(346.3)	(158.2)
Net increase (decrease) in cash and cash equivalents	(25.8)	47.4	(98.9)
Cash and cash equivalents, beginning of year	88.3	40.9	139.8
Cash and cash equivalents, end of year	$62.5	$88.3	$40.9
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements

1. Description of Business
DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing and services solutions to companies around the world. Through its global enterprise, DST delivers strategically unified business processing, data management solutions, and customer communications, including integrated print and electronic statement and billing solutions, to the asset management, brokerage, retirement and healthcare markets. In addition to its technology products and services, DST's data centers provide technology infrastructure support for companies worldwide. Historically, the Company presented these businesses as two operating segments, Financial Services and Customer Communications. During 2013, DST created a new reportable segment entitled Healthcare Services, by separating DST Healthcare (comprised of DST Health Solutions and Argus Health Systems) from the previously reported Financial Services Segment. The Company's operating business units are now reported as three operating segments (Financial Services, Healthcare Services, and Customer Communications). Prior periods have been revised to reflect the new reportable operating segments. Investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.
A summary of each of the Company's Segments follows:
Financial Services
The Financial Services Segment provides a variety of services to the asset management, brokerage, retirement and insurance industries and is the largest provider of third party shareowner recordkeeping services to the mutual fund industry. The Company has developed a number of proprietary systems that are integrated into its solutions including:

•	Shareowner recordkeeping and distribution support systems for United States (“U.S.”) and international mutual fund companies, broker/dealers and financial advisors;

•	A defined-contribution participant recordkeeping system for the U.S. retirement plan market;

•	Investment management systems offered to U.S. and international investment managers and fund accountants; and

•	Business process management and customer contact system offered to a broad variety of industries.
Healthcare Services
The Healthcare Services Segment provides a variety of servicing solutions to U.S. healthcare organizations that, collectively, help meet the industry's information processing, quality of care and cost management needs while achieving compliance and improving operational efficiencies of each business. The Company's proprietary systems include medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third-party administrators, pharmacy benefit managers and medical practice groups.
Customer Communications
The Customer Communications Segment helps businesses deploy customer communications while improving operational performance across critical business functions such as sales, marketing, customer service, technology, finance, operations, and compliance. By delivering information in the desired combination of print, digital and archival formats, the Segment helps its clients deliver better customer experiences at each point of interaction. The Segment's product offering combines data insights and analysis with business decision-making tools and multi-channel execution and delivery designed to help businesses acquire, grow, retain and win back customers.
Investments and Other
The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The Company owns and operates real estate mostly in North America, primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The assets held by the Segment are primarily passive in nature.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.
The Company consolidates any entity in which it has a controlling financial interest. Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity's voting interests) consolidates the entity. Under the variable interest entity (“VIE”) model, the party that has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics consolidates the entity. An entity is considered a VIE if it possesses one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity's residual economics; and 5) the entity was established with non-substantive voting interests.
The Company has the following significant operating joint ventures: Boston Financial Data Services, Inc. (“BFDS”); International Financial Data Services, U.K. (“IFDS U.K.”); and International Financial Data Services, L.P. (“IFDS L.P.”). The Company does not have a controlling financial interest in these entities and therefore accounts for the operating results of these operating joint ventures using the equity method of accounting.
The Company is the lessee in a series of operating leases covering a large portion of its Kansas City, Missouri-based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Leases may not be variable interests if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, renewal options at terms other than fair value, fixed price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analysis of its real estate joint ventures at December 31, 2013 indicate that none qualified as a VIE and, accordingly, they have not been consolidated.
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
Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

separate selling price for that or a similar item or from third-party evidence (“TPE”) such as how competitors have priced similar items. If such evidence is unavailable, the Company uses its best estimate of the selling price (“BESP”), which includes various internal factors such as our pricing strategy and market factors. It is not common for the Company to use TPE and BESP as VSOE can be established for the majority of DST's client arrangements.
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
Authoritative accounting guidance related to the income statement characterization of reimbursements received for “out-of-pocket” (“OOP”) expenses incurred requires the Company to record reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, it does not impact income from operations or net income. The Company's significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services Segment and the Customer Communications Segment. For each segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.
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
Client funds/obligations
Funds held on behalf of clients
In connection with providing data processing services for its clients, the Company may hold client funds, comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients. End-of-day available client bank balances for full service mutual fund transfer agency clients are invested overnight by and in the name of the Company into credit-quality money market funds. Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. Funds received from clients for the payment of pharmacy claims incurred by its members are invested in cash and cash equivalents (credit-quality money market funds), short-term investments and available for sale debt securities until the claim payments are presented to the bank. These amounts are included in funds held on behalf of clients in the Consolidated Balance Sheet and represent assets that, based upon the Company's intent, are restricted for use.
Client funding receivable
Client funding receivables represent amounts due to the Company for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.
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
Inventories
Inventories are comprised primarily of paper and envelope stocks. Inventories are stated at the lower of cost or market. Cost for substantially all of the Company's inventories is determined on a specific identification or first-in, first-out basis.
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
Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements, after the design has been approved and management is committed to funding the project. These costs are amortized on a straight-line basis, depending on the nature of the project, generally over a three to five year period. The Company reviews, on a quarterly basis, its capitalized software for possible impairment.
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill and intangible assets
The authoritative accounting guidance for goodwill and intangible assets addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Intangible assets at December 31, 2013 and 2012 primarily represent customer relationship and other definite lived intangible assets (trade names, non-compete agreements, etc.) acquired through a business combination or third party purchase. The estimated useful life on these intangible assets ranges from 3 to 17 years. The weighted average amortization period at December 31, 2013 for customer relationships and other intangible assets is 13.9 and 9.1 years, respectively.
The Company assesses the impairment of goodwill at least annually (as of October 1) and assesses identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.
The Company's assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. The Company's 2013 annual goodwill impairment test determined that the estimated fair value of each of the Company's reporting units substantially exceeds the carrying value of the reporting units. During 2012, the goodwill held at the Customer Communications U.K. reporting unit was impaired as further described in Note 9 of these financial statements. The fair value of the reporting units was estimated using the present value of expected future cash flows.
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
From time to time, the Company enters into transactions for which the tax treatment under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with accounting guidance for income tax uncertainties. The Company records income tax uncertainties that are estimated to take more than 12 months to resolve as non-current. Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.
Foreign currency translation
The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at period-end exchange rates, except for those accounts where historical rates are acceptable. Income and expense accounts are translated at average rates during the period.
Earnings per share
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year.
Derivative and hedging activities
Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. From time to time, the Company utilizes derivatives to manage interest rate and foreign currency risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2013 and 2012, the Company had derivative instruments outstanding which are described in Note 11 of these financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Comprehensive income
The Company's comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities, the Company's proportional share of unconsolidated affiliates' other comprehensive income (limited by the carrying value of the investment), unrealized gains or losses on the Company's cash flow hedges and foreign currency translation adjustments which are presented in the Consolidated Statement of Comprehensive Income net of tax and reclassifications to earnings.
Share-based compensation
The Company has share-based compensation plans covering its employees and its non-employee directors and has outstanding share awards (primarily in the form of stock options, restricted stock, restricted stock units and performance stock units) under each of these plans. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards offset by estimates of compensation costs related to awards that are not expected to vest. For share-based awards granted, the Company expenses the grant date fair value of these awards using the straight-line method over the service period. Amortization for the grant date fair value of share-based awards containing both service and performance features depends on the Company's estimated judgments on whether the performance conditions will be achieved.
New authoritative accounting guidance
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of this standard but does not expect it to materially impact the consolidated financial statements.

On January 1, 2013, DST adopted new authoritative accounting guidance that modifies the reporting of reclassifications out of accumulated other comprehensive income. The standard requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statement of income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. The adoption of this guidance did not have a significant effect on the consolidated financial statements. See Note 13 for enhanced disclosures provided as a result of the new standard.
3. Significant Business Transactions
Acquisition of Finix Business Strategies, LLC and Finix Converge, LLC
On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC (“Finix”), a financial services consulting firm with extensive brokerage and technology expertise. DST Brokerage Solutions also acquired the assets of Finix Converge, LLC (“Converge”), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online. By combining Finix Business Strategies' extensive knowledge and brokerage expertise with DST's breadth and depth of technology and services, DST can address broker/dealers' unique challenges through an expanded suite of products and solutions. DST Brokerage Solutions, LLC is part of the Financial Services Segment.
Acquisition of Subserveo, Inc.
On June 20, 2011, DST acquired Subserveo Inc. (“Subserveo”), a provider of automated compliance and surveillance solutions to broker/dealers and investment advisors throughout the U.S. and Canada. Subserveo's solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management. Subserveo is operated as part of DST Brokerage Solutions.
Finix, Converge and Subserveo along with DST Market Services, the Company's subsidiary that provides full service subaccounting services, are operated as a single business unit. This business unit is DST's channel to provide products to the broker/dealer market and manage the distribution of the Company's AWD, Vision Professional and print/mail products to that market.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Acquisition of IntelliSource Healthcare Solutions
On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions (“IntelliSource”), whose principal product is CareConnect which provides an automated care management system. The addition of the IntelliSource suite of solutions broadens DST Health Solutions' product offering for integrated care management, providing DST Health Solutions' health plan clients access to an array of valuable solutions—including integrated care management, workflow and analytics—which enables them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system. DST has integrated CareConnect into its proprietary claims offerings within the Healthcare Services Segment.
Acquisition of Newkirk Products, Inc.
On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. (“Newkirk”), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries. Newkirk is operated as a unit of the Customer Communications Segment and its results are reported in that segment from the date of acquisition. DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units. Newkirk's innovative on-demand publishing and marketing solutions complement DST Customer Communications' breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and digital channels. It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk's capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents. The acquisition of Newkirk also extends DST Customer Communications' capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.
Acquisition of Lateral Group Limited
On August 5, 2011, DST's Output U.K. subsidiary acquired the outstanding stock of Lateral Group Limited (“Lateral”), a U.K. company engaged in integrated, data driven, multi-channel marketing. The acquisition of Lateral complements the existing Customer Communications business in terms of services offered and business outlook. In addition, this acquisition allows Customer Communications to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the Company's client base.
Goodwill from the above acquisitions is comprised of the assembled workforce and other assets of the acquired businesses. Approximately $51.2 million of the goodwill is expected to be deductible for income tax purposes. The Company does not believe that any of the above mentioned business combinations are material to DST's consolidated financial statements. Notwithstanding, the Company has provided aggregated disclosures of these transactions to assist users of the financial statements in understanding the impact to DST of the business combinations. The Financial Services Segment spent $38.1 million on acquisitions, the Healthcare Services Segment spent $5.0 million, and the Customer Communications Segment spent $74.1 million during the year ended December 31, 2011.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
Acquisition of ALPS Holdings, Inc.
On October 31, 2011, DST acquired ALPS Holdings, Inc. (“ALPS”), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds, exchange-traded funds (“ETFs”) and alternative investment funds. The acquisition broadens the range of products and services DST offers to the investment management and brokerage industries in the following areas: 1) ALPS' comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST's offerings beyond transfer agency. ALPS's financial results were consolidated with those of DST beginning October 31, 2011, and are reported as part of DST's Financial Services Segment. At closing, DST paid $251.9 million funded from cash, existing credit facilities and a new term loan credit facility. Goodwill from the ALPS acquisition is comprised of the assembled workforce and other assets of the acquired business. Approximately $22.0 million of the goodwill is expected to be deductible for income tax purposes.

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

Assuming the acquisitions of Finix, Converge, Subserveo, IntelliSource, Newkirk, Lateral, and ALPS had occurred on January 1, 2011, the Company's pro forma total revenues would have been approximately $2,526.9 million for the year ended December 31, 2011. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the year ended December 31, 2011. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2011.
4. Client Funds/Obligations
The Company had $316.3 million and $398.9 million of funds held on behalf of clients at December 31, 2013 and 2012, respectively. There were no fixed-income marketable securities included within the funds held on behalf of client at December 31, 2013. The December 31, 2012 balance includes $11.8 million of fixed-income marketable securities which have been classified as available-for-sale investments. There were no significant unrealized gains or losses associated with these fixed-income securities at December 31, 2013 and 2012. During the years ended December 31, 2013, 2012 and 2011, the Company received $20.2 million, $145.3 million and $107.1 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during the years ended December 31, 2013, 2012 and 2011.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments
Investments are as follows (in millions):

	Carrying Value
	December 31, 2013	December 31, 2012
Available-for-sale securities:
State Street Corporation	$515.5	$436.3
Other available-for-sale securities	138.5	175.2
	654.0	611.5
Other:
Trading securities	44.3	46.8
Held-to-maturity	—	14.9
Cost method, private equity and other investments	183.0	248.9
	227.3	310.6
Total investments	$881.3	$922.1
Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2013	2012
Book cost basis	$166.9	$200.9
Gross unrealized gains	487.5	412.5
Gross unrealized losses	(0.4)	(1.9)
Market value	$654.0	$611.5
The Company holds investments in available-for-sale equity securities with a market value of $654.0 million based on closing exchange value, which include 7.0 million shares of State Street Corporation “State Street” as of December 31, 2013. State Street is a financial services corporation that provides services and products to institutional investors. State Street has two lines of business. State Street's investment servicing business provides products and services including custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loan and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics. State Street's investment management business provides a broad array of investment management, investment research and other related services, such as securities finance. The aggregate market value of the Company's investments in available-for-sale securities, including State Street's common stock, presented above was based on the closing price on the New York Stock Exchange at the respective year end.
During 2013, 2012 and 2011, the Company received $334.4 million, $375.8 million and $256.3 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $195.3 million, $151.7 million and $27.5 million and gross realized losses of $2.3 million, $3.6 million and $5.7 million, were recorded in 2013, 2012 and 2011, respectively, from available-for-sale securities. Included in the proceeds received from the sale of investments in available-for-sale securities for the year ended December 31, 2013 is $148.8 million of proceeds from the sale of 2.3 million shares of State Street which resulted in a gain of $130.3 million.
In addition, the Company recorded losses on available-for-sale securities of $1.4 million, $2.4 million and $3.8 million related to other-than-temporary investment impairments for the years ended December 31, 2013, 2012 and 2011, respectively. A decline in a security's net realizable value that is other-than-temporary is treated as a loss based on quoted or derived market value and is reflected in other income, net in the Consolidated Statement of Income.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2013 and December 31, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2013
Common Stock	$5.9	$0.4	$—	$—	$5.9	$0.4

December 31, 2012
Common Stock	$25.7	$1.9	$—	$—	$25.7	$1.9
The Company is a limited partner in various private equity funds. At December 31, 2013 and 2012, the Company's carrying value of these private equity fund investments was approximately $167.3 million and $231.4 million, respectively. At December 31, 2013, the Company had future capital commitments related to these private equity fund investments of approximately $6.8 million.
The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.6 million, $8.3 million and $1.7 million, respectively, of impairments on cost method investments related to adverse market conditions and from poor performance of the underlying investment.
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
6. Unconsolidated Affiliates
Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	2013 Ownership Percentage	December 31, 2013	December 31, 2012
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$72.5	$189.3
International Financial Data Services (U.K. and L.P.)	50%	179.0	166.2
Unconsolidated real estate affiliates		33.9	36.7
Other unconsolidated affiliates		2.7	10.8
Total		$288.1	$403.0
Boston Financial Data Services (“BFDS”) is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and customer communications capabilities with the marketing and custodial capabilities of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contribution plans using DST's TRAC system. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2011 and the second largest in 2012 and 2013. During the year ended December 31, 2013, DST received a $125.0 million dividend from Boston Financial Data Services, Inc. which resulted in a reduction of the carrying value of DST's investment in BFDS.
International Financial Data Services, U.K. (“IFDS U.K.”) and International Financial Data Services Limited (“IFDS L.P.”), collectively referred to as "IFDS", are joint ventures of the Company and State Street. IFDS U.K. provides full, remote and

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2013, 2012 and 2011 is Cofunds, Ltd. (“Cofunds”), a mutual fund supermarket. During 2013, IFDS U.K. sold its non-controlling investment interest in Cofunds, which it accounted for on the equity method basis. IFDS L.P. owns the following operating joint ventures: IFDS Canada, IFDS Ireland and its wholly-owned subsidiary, Percana, and IFDS Luxembourg. IFDS L.P. provides shareowner accounting and recordkeeping to international markets.
Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture leases approximately 1.1 million square feet of office space to the U.S. government. This entity is included with other unconsolidated affiliates (primarily real-estate joint ventures) in other in the table below.
Equity in earnings (losses) of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Boston Financial Data Services, Inc.	$8.2	$10.2	$9.9
International Financial Data Services (U.K. and L.P.)	9.7	21.9	15.7
Other unconsolidated affiliates	5.1	0.1	(3.9)
Total	$23.0	$32.2	$21.7
Certain condensed financial information of DST's unconsolidated affiliates is presented below (in millions):

	Year Ended December 31,
Income Statement Data:	2013	2012	2011
Revenues	$1,053.4	$908.1	$899.3
Costs and expenses	1,008.1	846.1	863.4
Net income	45.4	62.0	35.9

	December 31,
Balance Sheet Data:	2013	2012
Current assets	$461.0	$816.5
Noncurrent assets	661.3	772.8
Current liabilities	203.3	392.9
Noncurrent liabilities	419.0	468.9
Partners' and stockholders' equity	500.0	727.5

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize related party transactions and balances outstanding with the Company's unconsolidated affiliates (in millions):

	Year Ended December 31,
	2013	2012	2011
DST's operating revenues from unconsolidated affiliates	$170.5	$171.5	$188.2
Amounts paid by DST to unconsolidated affiliates for products, services and leases	22.1	21.5	11.2
Distributions received by DST from unconsolidated affiliates	137.3	6.4	16.1

	December 31,
	2013	2012
Amounts receivable to DST from advances to unconsolidated affiliates	$10.2	$11.4
Trade accounts receivable to DST from unconsolidated affiliates	14.6	17.1
Amounts receivable to DST from unconsolidated affiliates	$24.8	$28.5

Amounts payable by DST to unconsolidated affiliates*	$2.9	$2.2
_______________________________________________________________________

*	Excludes amounts owed under or activity related to the BFDS promissory note and IFDS, U.K. promissory note. See additional discussion of promissory notes within Note 10 of these financial statements.
Goodwill and other intangible assets recorded in connection with the acquisition of an unconsolidated affiliate is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. For December 31, 2013 and 2012 goodwill and intangible assets (net of accumulated depreciation) were $3.1 million and $4.8 million, respectively.
In 2011, the Company acquired certain customer relationship assets (full-service client processing contracts) from BFDS. The Company recorded an intangible asset of $10.7 million, which will be amortized over an estimated life of approximately ten years, and a payable to BFDS, which has been classified as debt and which is being paid on an installment basis over five years. At December 31, 2013, the principal amount outstanding to BFDS for this acquisition was $5.8 million.
In December 2011, DST received $40.0 million from BFDS for prepayment of a portion of its 2012 DST processing services in exchange for a discount on the services. As of December 31, 2012, the prepayment had been fully utilized by BFDS.
During 2011, the Company licensed software from Percana Limited, a subsidiary of IFDS Ireland, for approximately $2.0 million. The Company's software license was impaired in 2012.
7. Fair Value Measurements
Authoritative accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of December 31, 2013 and 2012, the Company held certain investment assets and liabilities that are required to be measured at fair value on a recurring basis. These investment assets include the Company's money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the available-for-sale fixed income securities and derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Fair value for investments in pooled funds is determined using net asset value. Accordingly, the Company's investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the tables below.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$170.5	$170.5	$—	$—
Equity securities (2)	698.0	698.0	—	—
Investments in pooled funds (2)	12.4	—	12.4	—
Fixed income securities (2)	0.3	—	0.3	—
Deferred compensation liabilities (3)	(44.3)	(44.3)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$836.1	$824.2	$11.9	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$255.9	$249.4	$6.5	$—
Equity securities (2)	651.7	651.7	—	—
Investments in pooled funds (2)	47.9	—	47.9	—
Fixed income securities (2)	18.4	—	18.4	—
Deferred compensation liabilities (3)	(43.8)	(43.8)	—	—
Derivative instruments (3)	(2.3)	—	(2.3)	—
Total	$927.8	$857.3	$70.5	$—
_______________________________________________________________________

(1) Included in Cash and cash equivalents and Funds held on behalf of clients on the Company's Consolidated Balance Sheet.
(2) Included in Investments on the Company's Consolidated Balance Sheet.
(3) Included in Other liabilities on the Company's Consolidated Balance Sheet.
At December 31, 2013 and 2012, one of DST's unconsolidated affiliates had an interest rate swap with a fair market value liability of $45.5 million and $73.5 million, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

8. Properties
Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2013	2012
Land	$68.6	$69.8
Buildings	339.0	350.7
Data processing equipment	209.9	207.6
Data processing software	556.9	529.5
Furniture, fixtures and other equipment	441.3	425.0
Leasehold improvements	94.9	85.9
Construction-in-progress	28.9	32.8
	1,739.5	1,701.3
Less accumulated depreciation and amortization	1,294.3	1,226.3
Properties, net	$445.2	$475.0
At December 31, 2013 and 2012, there were approximately $7.3 million and $7.5 million of net properties, which are included in the above table, under lease with a municipality. At December 31, 2013 and 2012, there was approximately $11.8 million and $9.3 million, respectively, of assets under capital lease, net of accumulated depreciation of $7.6 million and $6.2 million, respectively, included in the above table. Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $127.3 million, $139.1 million and $121.1 million, respectively.
Included in data processing software is $71.1 million of proprietary software acquired in business combinations. At December 31, 2013 and 2012, the net book value of this acquired software was $24.2 million and $31.3 million, respectively.
The following table summarizes software development and maintenance costs for the Company's proprietary systems and software products (in millions):

	Year Ended December 31,
	2013	2012	2011
Capitalized software development costs	$28.4	$30.9	$31.4
Amortization of capitalized software development costs	31.4	28.7	26.8
Non-capitalizable software development and maintenance costs	123.7	128.7	131.2
Non-capitalizable software development and maintenance costs are included in costs and expenses and the amortization of capitalized software development costs are included in depreciation and amortization expense in the Consolidated Statement of Income.
9. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes intangible assets (in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$168.3	$47.0	$169.4	$36.0
Other	26.6	10.5	27.8	8.5
Total	$194.9	$57.5	$197.2	$44.5

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $15.3 million, $15.8 million and $8.6 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2013 is estimated to be (in millions):

2014	$14.9
2015	14.3
2016	14.1
2017	14.1
2018	14.0
Thereafter	66.0
Total	$137.4
Goodwill
The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, by Segment (in millions):

	December 31, 2012	Acquisitions	Impairments	Other	December 31, 2013
Financial Services	$232.6	$—	$—	$3.0	$235.6
Healthcare Services	156.4	—	—	(1.4)	155.0
Customer Communications	33.1	—	—	—	33.1
Total	$422.1	$—	$—	$1.6	$423.7

	December 31, 2011	Acquisitions	Impairments	Other	December 31, 2012
Financial Services	$237.6	$—	$—	$(5.0)	$232.6
Healthcare Services	156.4	—	—	—	156.4
Customer Communications	93.0	—	(60.8)	0.9	33.1
Total	$487.0	$—	$(60.8)	$(4.1)	$422.1
DST tests goodwill for impairment on an annual basis as of October 1 and at other times if a significant change in circumstances indicates it is more likely than not that the fair value of these assets has been reduced. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. The Company's 2013 annual goodwill impairment test determined that the estimated fair value of each of the Company's reporting units substantially exceeds the carrying value of the reporting units.
During 2012, the decreased demand resulting from economic conditions in the U.K. economy negatively impacted production volumes and operating revenues in the U.K. As a result, during the fourth quarter of 2012, DST adjusted its future outlook and related strategy with respect to the Customer Communications U.K. operations which resulted in a reduction in future expected cash flows. Based upon these revised future cash flow projections, the 2012 goodwill impairment test indicated that the Customer Communications U.K. reporting unit's carrying value exceeded its estimated fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $60.8 million in the Customer Communications Segment during 2012. No tax benefit was recognized for this impairment charge. The remaining goodwill in the Customer Communications U.K. reporting unit at both December 31, 2013 and 2012 is $7.6 million.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

10. Debt
The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2013	2012
Accounts receivable securitization program	$150.0	$135.0
Secured promissory notes	7.8	14.5
Real estate credit agreement	—	101.7
Term loan credit facility	125.0	125.0
Convertible senior debentures	—	90.1
Revolving credit facilities	10.4	31.1
Senior notes	370.0	370.0
Related party credit agreements	5.8	114.9
Other indebtedness	14.0	29.3
	683.0	1,011.6
Less current portion of debt	283.6	519.4
Long-term debt	$399.4	$492.2
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
The outstanding amount under the program was $150.0 million and $135.0 million at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012, and 2011 total proceeds from the accounts receivable securitization program were approximately $1,005.2 million, $917.4 million and $924.1 million and total repayments were approximately $990.2 million, $917.4 million and $914.1 million, respectively, which comprise the net cash flow in the financing section of the Consolidated Statement of Cash Flows.
Aggregate transfers of undivided interests in the receivables from the SPE to the bank were $1,727.0 million and $1,665.7 million for the years ended December 31, 2013 and 2012, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program are included in interest expense on the Consolidated Statement of Income. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Secured promissory notes
The secured promissory notes represent loans for real estate and equipment purchases. Included in the secured promissory notes payable as of December 31, 2013 is a real estate mortgage entered into by Output U.K. in July 2011, which is secured by real estate in Bristol U.K. The loan, denominated in British Pounds, requires quarterly principal payments and matures in July 2018. At December 31, 2013 and 2012, the outstanding balances under this note payable were $7.3 million and $7.9 million, respectively. The remaining real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are fixed at 6.0%. The loans are secured by real property owned by the Company.
Real estate credit agreement and interest rate swap
Certain subsidiaries of DST entered into a real estate credit agreement with a syndicate of lenders. The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million. The credit facility was secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets. The interest rate applicable to the credit agreement was a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST. The Company repaid the outstanding balance of the real estate credit facility upon maturity in September 2013. The loan, which had an outstanding balance of $101.7 million at December 31, 2012, was not renewed.
In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on its syndicated real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate). In connection with the maturity of the loan in September 2013, the related interest rate swap was also settled.
Term loan credit facility
On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank. The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. During 2013, the Company amended the facility resulting in the removal of the provision requiring prepayment of the loan upon the incurrence of additional indebtedness and extended the maturity date to October 28, 2014. The facility contains customary restrictive covenants, as well as customary events of default. Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur. Amounts prepaid may not be reborrowed.
Convertible senior debentures
At December 31, 2012, the Company had $90.1 million of 4.125% Series C convertible senior debentures (“Convertible debentures”) outstanding that were due in 2023. The Company paid cash of $122.8 million during the year ended December 31, 2013 to redeem all remaining Convertible debentures, which resulted in there being no Convertible debentures outstanding at December 31, 2013. The difference between the fair value of the liability component of the Convertible debentures and the cash paid upon conversion was reflected as a $30.9 million reduction to Additional paid-in capital during the year ended December 31, 2013.
Beginning August 15, 2010, the Company did not pay regular cash interest on the Convertible debentures prior to maturity. Instead, the original principal amount of the Convertible debentures increased daily at a rate of 4.125% per year to approximately $1,700, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company was required to pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Convertible debentures for the applicable five trading-day reference period equaled or exceeded 120% of the accreted principal amount of the Convertible debentures.
Revolving credit facilities
On April 16, 2010, the Company entered into a new syndicated line of credit facility. The new credit agreement, as amended, provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630.0 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2015. Amounts borrowed on this syndicated revolving credit facility were $10.4 million and $1.1 million at December 31, 2013 and 2012, respectively.
One of the Company's subsidiaries has an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50.0 million that matures on September 30, 2014. Borrowings under the facility were available at rates based on LIBOR rates plus the applicable margin of 1.4%. Commitment fees of 0.20% per annum based on the unused portions are payable quarterly. There are no amounts borrowed on this line of credit at December 31, 2013 and $30.0 million borrowed at December 31, 2012.
One of the Company's subsidiaries maintains a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2013 and 2012. This facility is collateralized by the underlying marketable securities. The Company has an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on the bank's Prime rate. Interest is payable monthly. No amounts were drawn on this facility during 2013 and 2012. One of the Company's foreign subsidiaries has an overdraft credit facility that provides for borrowings of up to $8.2 million, denominated in British Pounds, at variable rates of interest based on the bank's base rate plus 1.5% per annum. There are no amounts outstanding at December 31, 2013 and 2012.
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
The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the “Agreement”). Interest on the Senior Notes is payable semi-annually on February 9 and August 9 of each year, commencing February 9, 2011. The Company may prepay the Senior Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any “Change in Control,” as defined in the Agreement.
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
Related party credit agreements
The Company had a related party promissory note with BFDS that provided for unsecured revolving borrowings by the Company of up to $140.0 million. In May 2013, the Company repaid its promissory note with BFDS, which had an outstanding balance of $107.0 million at December 31, 2012. The promissory note matured on July 1, 2013 and was not renewed. The interest rate applicable to the loan was based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $630.0 million syndicated line of credit facility. For the years ended December 31, 2013, 2012 and 2011, the Company recorded interest expense related to this loan of $0.7 million, $2.5 million and $2.7 million, respectively.
In 2011, DST's Output U.K. subsidiary entered into a loan agreement denominated in British Pounds with IFDS U.K. The agreement provided for unsecured revolving borrowings by Output U.K. and was scheduled to mature on December 31, 2015. The interest rate applicable to the loan was based on the base rate of the Bank of England plus an applicable margin of 3.0%. In March 2013, the loan was terminated. There were no amounts outstanding under this loan at the date the loan was terminated or December 31, 2012.
As mentioned above, DST acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan that is payable over five years and matures in September 2016. The amounts outstanding at December 31, 2013 and 2012 were $5.8 million and $7.9 million, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Other indebtedness
The Company has $10.4 million and $13.5 million outstanding at December 31, 2013 and 2012, respectively, related to debt assumed in a 2006 business acquisition. This obligation is payable in monthly installments and the interest rate is fixed at 5.6%. The maturity date of this indebtedness is October 2016.
Other indebtedness included a borrowing arrangement denominated in British Pounds between Output U.K. and a bank that was secured by accounts receivable of Output U.K. This arrangement was repaid in 2012. During the years ended December 31, 2012 and 2011, proceeds received from this loan were $143.0 million and $234.5 million, and total repayments were $164.3 million and $238.9 million, respectively, which have been included in net payments on revolving credit facilities in the Consolidated Statement of Cash Flows.
The Company had a $50.0 million unsecured credit facility with a vendor for purchases of the vendor's eligible equipment, software or services. The draw period under this new equipment credit facility expired on December 31, 2012. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. In March 2013, the facility was repaid and then terminated. At December 31, 2012, the equipment credit facility had $11.6 million outstanding.
Future principal payments of indebtedness at December 31, 2013 are as follows (in millions):

2014	$283.6
2015	57.7
2016	6.4
2017	106.2
2018	69.1
Thereafter	160.0
Total	$683.0
Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the Senior Notes, is considered to approximate fair value at December 31, 2013 and 2012. The estimated fair value of the Senior Notes was derived principally from quoted prices (level 2 in the fair value hierarchy).
As of December 31, 2013, the carrying and fair value of the Senior Notes were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior notes—Series A	$40.0	$40.6
Senior notes—Series B	105.0	110.0
Senior notes—Series C	65.0	68.3
Senior notes—Series D	160.0	168.1
Total	$370.0	$387.0

11. Hedging Transactions and Derivative Financial Instruments
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further discussed within Note 7 of these financial statements. The fair value of the Company's derivative instruments is reflected on a gross, rather than net, basis. The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Foreign currency contracts	Other current liabilities	$0.4	$—
Interest rate contracts	Other current liabilities	—	1.9
Interest rate contracts	Other long term liabilities	0.1	0.4
Total liabilities		$0.5	$2.3

Cash flow hedging strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to future cash flows is typically one to two years.
During 2013, the Company entered into a foreign currency cash flow hedging program to reduce the risk that DST's net cash outflows from intercompany purchases of services from its international subsidiaries that could be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $11.2 million as of December 31, 2013.
The Company monitors the mix of short-term debt and long-term debt regularly. From time to time, the Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $7.3 million and $109.6 million as of December 31, 2013 and 2012, respectively. As described in Note 10 of these financial statements, the interest rate swap on the Company's real estate credit agreement was settled upon repayment of the loan in September 2013.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2013
Foreign currency contracts	$(0.4)	Costs and expenses	$(0.4)
Interest rate contracts	(0.8)	Interest expense	(2.5)

2012
Interest rate contracts	(0.8)	Interest expense	(2.8)

2011
Interest rate contracts	(0.7)	Interest expense	—

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

There were no gains or losses recognized into income as a result of ineffectiveness during the years ended December 31, 2013 and 2012. As of December 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months approximately $0.4 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
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
In 2013, the Company began using foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (Bristish pound and Canadian dollar). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which generally settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in other income, net in the Company's Consolidated Statement of Income. The total notional values of derivatives related to the Company's foreign currency economic hedges were $115.1 million as of December 31, 2013. The pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the year ended December 31, 2013 was not significant.
12. Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.
The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S.	$516.3	$580.1	$273.5
International	28.6	(60.6)	0.5
Total	$544.9	$519.5	$274.0
Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$154.6	$167.9	$69.6
State and local	32.8	25.7	10.4
International	15.8	12.9	9.4
Total current	203.2	206.5	89.4
Deferred
Federal	(6.0)	(3.2)	11.0
State and local	(0.6)	(4.7)	0.4
International	(4.3)	(3.1)	(5.0)
Total deferred	(10.9)	(11.0)	6.4
Total provision for income taxes	$192.3	$195.5	$95.8

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Provision for income taxes using the statutory rate in effect	$190.5	$181.8	$95.9
Tax effect of:
State and local income taxes, net	6.1	6.6	7.0
International income taxes, net	2.4	25.8	1.8
Earnings of U.S. unconsolidated affiliates	(2.3)	(2.9)	(2.8)
Valuation allowance	(1.7)	3.0	1.8
Tax credits	(4.9)	(20.3)	(10.5)
Uncertain tax positions	15.9	15.0	7.7
Dividend received deduction	(2.5)	(3.0)	(2.2)
Domestic production activities deduction	(17.3)	(9.7)	(6.9)
Repatriation	7.5	0.6	2.0
Other	(1.4)	(1.4)	2.0
Total provision for income taxes	$192.3	$195.5	$95.8
Effective tax rate	35.3%	37.6%	35.0%
Statutory federal tax rate	35.0%	35.0%	35.0%
The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2013	2012
Liabilities:
Deferred cancellation of debt income	$(92.4)	$(93.0)
Investments in available for sale securities	(201.1)	(173.4)
Unconsolidated affiliates and investments	—	(12.2)
Accumulated depreciation and amortization	(36.9)	(34.8)
Prepaid expenses	(7.0)	(4.9)
Debenture original issue discount	—	(19.3)
Total deferred tax liabilities	(337.4)	(337.6)
Assets:
Deferred compensation and other employee benefits	30.4	46.3
Net operating loss	14.1	16.9
Book accruals	36.4	29.9
Unconsolidated affiliates and investments	1.5	—
Other	1.4	1.9
Total deferred tax assets	83.8	95.0
Valuation allowance	(10.2)	(14.6)
Net deferred tax liability	$(263.8)	$(257.2)
The Company has approximately $1.3 million of federal net operating losses as of December 31, 2013 as a result of previous business combinations. These net operating losses expire in 2025 and are available to reduce future income taxes. Since these net operating losses were generated by an entity prior to its acquisition by DST, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration. The Company has approximately $26.0 million of state net operating losses as of December 31, 2013 as a result of previous business combinations. These net operating losses begin to expire in 2022.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has approximately $55.8 million of net operating loss carryforwards as of December 31, 2013 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income. A net benefit of approximately $8.1 million of these net operating losses will be recorded in additional paid-in capital in the Consolidated Balance Sheet upon realization. Authoritative accounting guidance requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, the Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established corresponding valuation allowances as of December 31, 2013 and 2012 of $10.2 million and $14.6 million, respectively.
Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of the authoritative accounting guidance related to income taxes, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2013, the cumulative amount of such unremitted earnings was $73.2 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2013 and 2012 were $5.9 million and $14.7 million, respectively.
The Company records U.S. tax on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. During fourth quarter 2013, the Company assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. As a result, during 2013 the Company made distributions from and/or reversed its permanently reinvested assertions with respect to its Thailand, Mauritius and South Africa subsidiaries, as well as issued a one-time dividend from one of its Canadian subsidiaries. These 2013 distributions resulted in incremental U.S. tax of $7.5 million. Additionally in 2011, the Company's ongoing evaluation of its ability to redeploy foreign cash sources resulted in the Company making a distribution from and reversing its permanently reinvested assertion with respect to its India subsidiary. As a result, the Company recorded approximately $0.4 million and $0.1 million of related income tax liability, net of credits, on unremitted earnings in 2013 and 2012, respectively. The Company intends to indefinitely reinvest the earnings in the businesses of its other foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed. As of December 31, 2013, accumulated undistributed earnings considered permanently reinvested were $52.6 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$101.2	$93.5	$75.0
Additions based on tax positions related to the current year	14.6	15.9	7.3
Additions for tax positions of prior years	5.2	18.3	14.4
Reductions for tax positions of prior years	(17.3)	(24.3)	(2.2)
Settlements	(0.9)	—	(0.4)
Statute expirations	(0.6)	(2.2)	(0.6)
Balance at end of year	$102.2	$101.2	$93.5
Included in the Company's net unrecognized tax benefit at December 31, 2013, 2012 and 2011 are $74.7 million, $63.0 million and $49.9 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. The liability for interest and penalties associated with unrecognized tax benefits increased $3.5 million during the year ended December 31, 2013 to $16.8 million. The liability for interest and penalties increased $1.9 million during the year ended December 31, 2012.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Although it is difficult to predict when all uncertain tax positions will reverse due to the unknown timing of the completion of examination periods, it is possible that aggregate U.S. domestic income tax amounts up to approximately $30.0 million may reverse during 2014.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination for the tax years ended December 31, 2006 and 2007 was completed in March 2011. An IRS examination for the tax years ended December 31, 2008 and 2009 was completed in April 2013. Various state, local, and foreign income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.
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
During 2013, the IRS completed its examination of the previously filed federal income tax refund claims for Domestic Manufacturing Deductions and research and experimentation credits for the periods 2006 through 2009. As a result, during 2013 the Company has recognized income tax benefits of $16.1 million, resulting from the reversal of previously reserved tax positions related to these matters. The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years.
13. Equity
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
Earnings per share
The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to DST Systems, Inc.	$352.6	$324.0	$183.1

Weighted average common shares outstanding	43.2	44.9	45.7
Incremental shares from restricted stock units, stock options and convertible debentures	0.9	0.9	0.6
Weighted average diluted shares outstanding	44.1	45.8	46.3

Basic earnings per share	$8.15	$7.22	$4.01
Diluted earnings per share	$8.00	$7.08	$3.95
The Company had approximately 41.8 million and 44.3 million shares outstanding at December 31, 2013 and 2012, respectively. There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the year ended December 31, 2013 and 0.6 million shares were excluded for the year ended December 31, 2012.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The Company’s Convertible debentures would have had a potentially dilutive effect on the Company’s stock if converted into stock. The calculation of diluted earnings per share has historically included an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeded the average accreted bond price per share. For the years ended December 31, 2013 and 2012, the dilutive effect of the Convertible debentures was 0.2 million and 0.1 million shares, respectively. As further described in Note 10 of these financial statements, the Company redeemed for cash the remaining Convertible debentures during the third quarter 2013. Since the Company settled the principal and conversion spread with cash, the redemption did not result in a dilutive effect on earnings per share upon settlement.
Other comprehensive income (loss)
Accumulated other comprehensive income (“AOCI”) balances, net of tax consist of the following (in millions):

	Unrealized Gains on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$264.1	$(2.5)	$16.2	$277.8
Net current period other comprehensive income (loss)	(10.4)	1.1	(11.7)	(21.0)
Balance, December 31, 2012	253.7	(1.4)	4.5	256.8
Net current period other comprehensive income	47.1	0.9	3.4	51.4
Balance, December 31, 2013	$300.8	$(0.5)	$7.9	$308.2

Additions to and reclassifications out of Accumulated other comprehensive income attributable to the Company (in millions):

	Year Ended December 31,
	2013		2012		2011
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	$267.6	$164.1	$122.3	$78.5	$(103.3)	$(63.1)
Reclassification of gains into net earnings on available-for-sale securities (1)	(191.6)	(117.0)	(145.7)	(88.9)	(18.0)	(11.0)
Net change in available-for-sale securities	76.0	47.1	(23.4)	(10.4)	(121.3)	(74.1)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(1.2)	(1.0)	(0.8)	(0.5)	0.7	0.4
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.4	0.4	—	—	—	—
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	2.5	1.5	2.8	1.6	—	—
Net change in cash flow hedges	1.7	0.9	2.0	1.1	0.7	0.4
Proportional share of unconsolidated affiliates OCI:
Reclassification of losses into net earnings (4)	—	—	—	—	2.0	1.2
Cumulative translation adjustments	3.4	3.4	(20.1)	(11.7)	(1.1)	(1.0)
Total other comprehensive income (loss)	$81.1	$51.4	$(41.5)	$(21.0)	$(119.7)	$(73.5)
_______________________________________________________________________

(1) Realized (gains)/losses on available for sale securities are recognized in Other income, net.
(2) Reclassification to net earnings of derivatives qualifying as effective foreign currency cash flow hedges are recognized in Costs and expenses.
(3) Reclassification to net earnings of derivatives qualifying as effective interest rate cash flow hedges are recognized in Interest expense.
(4) Reclassification to net earnings of the Company's proportionate share of unconsolidated affiliates other comprehensive income are recognized in Equity in earnings.
One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $45.5 million, $73.5 million and $73.0 million at December 31, 2013, 2012 and 2011, respectively. DST's 50% proportionate share of this interest rate swap liability was $22.8 million, $36.8 million and $36.5 million at December 31, 2013, 2012 and 2011, respectively. The Company records in investments and AOCI its proportionate share of this liability in an amount not to exceed the carrying

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both December 31, 2013 and 2012, no interest rate swap liability or change in AOCI was recorded.
Stock repurchases
On January 30, 2013, the Board of Directors authorized a $250.0 million share repurchase plan, which replaced the Company's existing share repurchase plan, under which DST had 715,700 shares remaining as of that date. During 2013, the Company spent $252.6 million to repurchase approximately 3.4 million shares of which $2.6 million was under the previous share repurchase plan which was replaced in January 2013. The remaining $250.0 million that was repurchased in 2013 fully utilized the existing share repurchase plan. Under the previous share repurchase plans, the Company expended $73.7 million for approximately 1.3 million shares and $135.4 million for approximately 3.0 million shares during the years ended December 31, 2012 and 2011, respectively. On January 29, 2014, the Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions.
Shares received in exchange for tax withholding obligations and payment of the exercise price arising from the exercise of options to purchase the Company's stock or from the vesting of equity awards are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amounts of such share withholdings and exchanges were $23.8 million, $30.8 million and $39.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.
The Company had 53.5 million and 51.0 million shares of common stock held in treasury at December 31, 2013 and 2012, respectively.
Dividends
In 2013, 2012 and 2011, DST paid cash dividends of $1.20 per common share, $0.80 per common share, and $0.70 per common share, respectively. The total dividends paid for the years ended December 31, 2013, 2012 and 2011 were $52.6 million, $37.6 million and $31.6 million, respectively. The cash paid for dividends in 2013, 2012 and 2011 was $51.8 million, $36.0 million, $31.6 million, respectively. The remaining amount of the dividends represent dividend equivalent shares of restricted stock units in lieu of the cash dividend.
On January 29, 2014, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per share on its common stock, payable on March 14, 2014, to shareholders of record at the close of business on February 28, 2014.
Share-based compensation
The DST Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) and the DST Systems, Inc. 2005 Non-Employee Directors' Award Plan (the “Directors' Plan”) became effective on May 10, 2005. The term of both the Employee Plan and the Directors' Plan is from May 10, 2005 through May 9, 2015. The Company has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Both of these share-based compensation plans have been approved by the Company's Board of Directors and shareholders.
The Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011 reflects share-based compensation costs of $16.9 million, $25.5 million and $20.5 million, respectively. The total tax benefits recognized in earnings from share-based compensation arrangements for the years ended December 31, 2013, 2012 and 2011, was approximately $6.6 million, $9.9 million and $8.0 million, respectively. Excess tax benefits of $11.4 million, $5.5 million and $1.4 million were classified as financing cash inflows during the years ended December 31, 2013, 2012 and 2011, respectively. Cash proceeds from options exercised for the years ended December 31, 2013, 2012 and 2011 were $30.6 million, $61.9 million and $64.8 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.
The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2013, approximately 5.8 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock,

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).
The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2013, 156,015 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).
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
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans during 2012 and 2011, as well as the range of fair values and weighted-average fair value of options granted. There were no option grants made during 2013.

	Year Ended December 31,
	2012	2011
Weighted average risk free interest rate	0.89%	1.25%
Range of risk free interest rates	0.8% - 1.15%	1.25%
Weighted average expected life of option (years)	6.0	6.0
Range of expected life of option (years)	6.0	6.0
Weighted average expected stock volatility	26.63%	30.75%
Range of expected stock volatilities	25.11% - 30.75%	30.75%
Weighted average expected dividend yield	1.95%	2.21%
Range of expected dividend yields	1.87% - 1.99%	2.21%
Weighted average stock option fair value	$11.11	$11.38
Range of stock option fair values	$10.73 - $12.97	$11.38

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	5.1	$41.39
Granted	0.8	47.51
Exercised	(1.5)	41.15		$13.2
Cancelled	(0.6)	56.84
Outstanding at December 31, 2011	3.8	40.42
Granted	0.1	53.77
Exercised	(1.8)	35.58		32.9
Cancelled	(0.4)	44.68
Outstanding at December 31, 2012	1.7	45.08
Granted	—	—
Exercised	(0.7)	43.56		20.7
Cancelled	—	—
Outstanding at December 31, 2013	1.0	46.03	7.0
Exercisable at December 31, 2013	0.7	45.32	6.8
The total aggregate intrinsic values of options exercised for all plans during the years ended December 31, 2013, 2012 and 2011 was $20.7 million, $32.9 million and $13.2 million, respectively.
Grants of restricted stock may consist of restricted stock awards (“RSAs”) or restricted stock units (“RSUs”). Grants of restricted stock are valued at the date of grant based on the value of DST's common stock and are expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the transferability of the restricted stock, holders of RSAs have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. In 2010, the Company began issuing RSUs which do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock or RSUs may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition.
Included in the non-vested shares of outstanding RSUs at December 31, 2013 are approximately 0.3 million of restricted shares granted that contain both service and performance features (based on the achievement of certain operating performance measures). In addition, the non-vested shares of RSUs at December 31, 2013 contain 0.1 million of performance stock units (“PSUs”). Management judgment is required to estimate amortization expense during the service period associated with both PSUs and RSUs containing performance features. The Company will continue to monitor and evaluate its assumptions for its performance-based awards and PSUs over the applicable performance periods for these awards. During 2012, a portion of its U.K. performance-based equity awards were determined to be unlikely to achieve the required performance criteria applicable to these awards resulting in a reversal of total accumulated amortization of $2.5 million related to these awards.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	0.6	$53.17
Granted	0.6	47.94
Non-vested at December 31, 2011	1.2	50.62
Granted	0.1	44.39
Vested	(0.2)	52.89
Forfeited	(0.1)	47.09
Non-vested at December 31, 2012	1.0	48.52
Granted	0.4	67.65
Vested	(0.7)	42.34
Forfeited	(0.1)	71.16
Non-vested at December 31, 2013	0.6	$62.19
The fair values of RSAs and RSUs which vested during the years ended December 31, 2013, 2012 and 2011 was $31.5 million, $11.5 million and $2.1 million, respectively.
At December 31, 2013, the Company had $21.3 million of total unrecognized compensation expense (included in Additional paid-in capital on the Consolidated Balance Sheet) related to its share-based compensation arrangements, net of estimated forfeitures. The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock grants will be approximately $10.1 million for 2014, $7.2 million for 2015, and $1.0 million in 2016, based on awards currently outstanding. Future amortization is not projected on approximately $3.0 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.
Stock purchase plans
The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”) provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2013, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.
Rights plan
The Company is party to a Stockholders' Rights Agreement dated as of October 10, 2005, which was amended and restated on August 5, 2011 (the “Rights Plan”). By its terms, the Rights Plan will expire on October 10, 2015. Pursuant to the terms of the Rights Plan, each share of the Company's outstanding common stock has received one Right (as defined in the Rights Plan). Each Right entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock, or in some circumstances, shares of the Company's Common Stock, other securities, cash or other assets, at a purchase price of $225 per share, subject to certain adjustments. In the event a person or group becomes an Acquiring Person (as defined in the Rights Plan), the Rights will entitle each holder of a Right to purchase, for the purchase price, that number of common shares equivalent to the number of common shares which at the time of the transaction would have a market value of twice the purchase price. Any Rights that are at any time beneficially owned by an Acquiring Person (as defined in the Rights Plan) will be null and void and nontransferable and any holder of any such Right will be unable to exercise or transfer any such Right. At any time after any person or group becomes an Acquiring Person, but before a person or group becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each Right for consideration per Right consisting of one-half of the number of common shares that would be issuable at such time on the exercise of one Right and without payment of the purchase price. Under certain circumstances, the Company may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.
The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until upon the earlier of (i) ten (10) business days following a public announcement that a person or group of

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
Non-controlling interest
As a result of the acquisition of dsicmm on July 30, 2010, the Company's Output U.K. subsidiary had a non-controlling investor group which initially owned approximately 29.5% of Output U.K. The exchange of a non-controlling interest in Output U.K. for a controlling interest in dsicmm was initially recorded at $22.2 million. In November 2011, the non-controlling investor group's ownership decreased to 27.3%, resulting from the contractual cancellation of shares associated with a provision in the acquisition agreement. The amount included in Equity on the Consolidated Balance Sheet at December 31, 2011 associated with the non-controlling interest was $15.7 million. In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million, making Output U.K. a wholly-owned subsidiary. The $2.0 million difference between the amount paid and the amount recorded as Non-controlling interest was recorded in Additional paid-in capital in the Consolidated Balance Sheet. During the year ended December 31, 2011, the net losses attributable to the Output U.K. non-controlling interest were $4.9 million.
14. Benefit Plans
The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expenses under these plans totaled $42.4 million, $41.5 million and $38.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $51.8 million and $46.4 million at December 31, 2013 and 2012, respectively. Changes in the liability are recorded as adjustments to compensation expense. The underlying investments, which are classified as trading securities, are recorded at fair market value with changes recorded as adjustments to other income, net.
15. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash payments:
Interest paid during the year	$33.4	$40.0	$41.6
Income taxes paid during the year	203.4	143.7	77.4
Non cash investing and financing activities:
Equipment acquired with debt	2.5	8.9	9.1
Acquisition of intangible assets with debt assets from BFDS	—	—	10.7
Exchange of available-for-sale securities for an investment in a pooled fund	—	—	21.7
Charitable contribution of marketable securities	—	8.9	—

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

16. Commitments and Contingencies
The following table sets forth the Company's contractual cash obligations including debt obligations, minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2014	$283.6	$27.0	$22.8	$17.6	$351.0
2015	57.7	22.3	28.4	11.4	119.8
2016	6.4	19.2	27.0	5.9	58.5
2017	106.2	15.9	21.1	1.6	144.8
2018	69.1	14.8	0.2	0.2	84.3
Thereafter	160.0	26.3	—	0.6	186.9
Total	$683.0	$125.5	$99.5	$37.3	$945.3
Debt includes secured promissory notes, term loan credit facilities, senior notes, revolving credit facilities, related party promissory notes and other indebtedness described in Note 10 of these financial statements.
The Company has future obligations under certain operating leases. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14  years excluding options to extend the leases for various lengths of time. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company also leases certain facilities from unconsolidated real estate affiliates.
Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license.
The following rental costs were incurred (in millions):

	Year Ended December 31,
	2013	2012	2011
Rent expense	$41.0	$44.3	$43.4
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	11.4	7.1	8.6
The Company has letters of credit of $8.3 million and $7.2 million outstanding for December 31, 2013 and 2012, respectively. Letters of credit are secured by the Company's debt facility.
The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.
The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2013 and December 31, 2012 were not significant.
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
As of December 31, 2013, the Company has $7.9 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, there is a reasonable possibility that losses in excess of the amount accrued exists. The Company currently cannot make an estimate of possible outcomes or estimate the amount or range of additional reasonably possible losses beyond what has been disclosed.
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
Other contractual commitments
The Company has an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture. The $38.5 million loan matures on September 30, 2018. At December 31, 2013 and 2012, total borrowings on the loan were $28.3 million and $29.1 million, respectively, and the Company's guarantee totaled $1.5 million for both December 31, 2013 and 2012.
The Company has an agreement, which became effective on January 28, 2013, for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture. At December 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.
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
In certain instances in which the Company licenses proprietary or third party systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company's liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company has entered into agreements with certain third parties, including banks and escrow, agents that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.
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
Except for the $0.8 million guarantee described above that has been accrued, at December 31, 2013 and 2012, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.
17. Segment and Geographic Information
The Company's operating business units offer sophisticated information processing and software services and products. Historically, the Company presented these businesses as two operating Segments (Financial Services and Customer Communications). Investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment. The Company's chief operating decision maker, which is the Company's Chief Executive Officer, changed in September 2012, and during 2013, there was a change in how the Chief Executive Officer evaluates the strategic direction and financial results of the business and

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

makes investment allocations. As a result, during 2013, DST created a new reportable segment entitled Healthcare Services, by separating DST Healthcare (comprised of DST Health Solutions and Argus Health Systems) from the previously reported Financial Services Segment. The Company's operating business units are now reported as three operating segments (Financial Services, Healthcare Services and Customer Communications). Prior periods have been revised to reflect the new reportable operating segments.
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
The Company evaluates the performance of its Segments based on income before interest expense, income taxes, and non-controlling interest. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.
Summarized financial information concerning the Company's segments is shown in the following tables (in millions):

	Year Ended December 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$959.7	$333.3	$652.9	$14.7	$—	$1,960.6
Intersegment operating revenues	44.6	—	7.6	42.5	(94.7)	—
Out-of-pocket reimbursements	44.4	6.2	654.7	0.1	(7.4)	698.0
Total revenues	1,048.7	339.5	1,315.2	57.3	(102.1)	2,658.6
Costs and expenses	772.8	270.5	1,220.2	30.0	(91.4)	2,202.1
Depreciation and amortization	65.1	19.3	44.0	17.5	(2.6)	143.3
Income (loss) from operations	210.8	49.7	51.0	9.8	(8.1)	313.2
Other income, net	3.3	0.3	0.2	239.4	—	243.2
Equity in earnings of unconsolidated affiliates	16.8	0.4	0.3	5.5	—	23.0
Earnings (loss) before interest, income taxes and non-controlling interest	$230.9	$50.4	$51.5	$254.7	$(8.1)	$579.4

	Year Ended December 31, 2012
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$935.0	$300.6	$642.0	$14.8	$—	$1,892.4
Intersegment operating revenues	43.6	—	8.0	44.1	(95.7)	—
Out-of-pocket reimbursements	49.7	5.1	636.7	0.3	(7.6)	684.2
Total revenues	1,028.3	305.7	1,286.7	59.2	(103.3)	2,576.6
Costs and expenses	777.0	255.9	1,214.9	47.9	(92.8)	2,202.9
Depreciation and amortization (including goodwill impairment)	74.3	17.7	107.4	19.6	(2.6)	216.4
Income (loss) from operations	177.0	32.1	(35.6)	(8.3)	(7.9)	157.3
Other income, net	8.1	0.3	0.1	365.0	—	373.5
Equity in earnings of unconsolidated affiliates	27.6	0.3	0.5	3.8	—	32.2
Earnings (loss) before interest, income taxes and non-controlling interest	$212.7	$32.7	$(35.0)	$360.5	$(7.9)	$563.0

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2011
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$858.8	$270.8	$602.1	$12.3	$—	$1,744.0
Intersegment operating revenues	40.4	—	7.7	44.0	(92.1)	—
Out-of-pocket reimbursements	36.8	5.3	607.0	1.6	(6.0)	644.7
Total revenues	936.0	276.1	1,216.8	57.9	(98.1)	2,388.7
Costs and expenses	657.2	240.5	1,148.9	38.0	(87.6)	1,997.0
Depreciation and amortization	56.9	19.6	46.7	11.0	(2.6)	131.6
Income (loss) from operations	221.9	16.0	21.2	8.9	(7.9)	260.1
Other income (expense), net	8.0	(1.4)	0.1	32.0	—	38.7
Equity in earnings (losses) of unconsolidated affiliates	22.0	—	0.6	(0.9)	—	21.7
Earnings (loss) before interest, income taxes and non-controlling interest	$251.9	$14.6	$21.9	$40.0	$(7.9)	$320.5
Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expenses of $34.5 million, $43.5 million and $46.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, are equal to the Company's income before income taxes and non-controlling interest on a consolidated basis for the corresponding year.
Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenues (1):
U.S.	$2,193.1	$2,105.1	$1,954.0
International revenues
U.K.	272.1	279.6	242.9
Canada	67.0	65.1	60.7
Australia	78.1	74.2	66.3
Others	48.3	52.6	64.8
Total international revenues	465.5	471.5	434.7
Total revenues	$2,658.6	$2,576.6	$2,388.7
_______________________________________________________________________

(1)	Revenues are attributed to countries based on location of the client.
Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2013	2012
Financial Services	$1,422.5	$1,589.0
Healthcare Services	336.6	382.1
Customer Communications	403.0	385.5
Investments and Other	991.8	1,102.3
Elimination Adjustments	(63.4)	(66.4)
Total assets	$3,090.5	$3,392.5

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Information concerning the long-lived assets (properties and other non-current assets) of principal geographic areas is as follows (in millions):

	December 31,
	2013	2012
Long-lived assets:
U.S.	$409.9	$414.9
International long-lived assets
U.K.	73.3	82.7
Canada	25.7	29.9
Australia	6.0	6.3
Others	2.7	4.5
Total international	107.7	123.4
Total long-lived assets	$517.6	$538.3

18. Quarterly Financial Data (Unaudited)
(in millions, except per share amounts):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$495.2	$485.1	$480.2	$500.1	$1,960.6
Out-of-pocket reimbursements	187.2	172.0	171.6	167.2	698.0
Total revenues	682.4	657.1	651.8	667.3	2,658.6
Cost and expenses	574.6	551.3	531.4	544.8	2,202.1
Depreciation and amortization	33.2	33.1	34.1	42.9	143.3
Income from operations	74.6	72.7	86.3	79.6	313.2
Interest expense	(9.6)	(9.3)	(8.4)	(7.2)	(34.5)
Other income, net	73.2	28.4	73.4	68.2	243.2
Equity in earnings of unconsolidated affiliates	5.6	9.5	3.8	4.1	23.0
Income before income taxes and non-controlling interest	143.8	101.3	155.1	144.7	544.9
Income taxes	50.6	22.8	58.2	60.7	192.3
Net income	$93.2	$78.5	$96.9	$84.0	$352.6

Weighted average common shares outstanding	44.3	43.7	42.9	42.1	43.2
Basic earnings per share	$2.10	$1.80	$2.26	$2.00	$8.15	(1)
Weighted average diluted shares outstanding	45.6	44.5	43.5	42.6	44.1
Diluted earnings per share	$2.04	$1.77	$2.23	$1.97	$8.00	(1)
Cash dividends per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20
_______________________________________________________________________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2013 quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$475.9	$465.5	$464.0	$487.0	$1,892.4
Out-of-pocket reimbursements	177.3	167.3	168.0	171.6	684.2
Total revenues	653.2	632.8	632.0	658.6	2,576.6
Cost and expenses	559.1	539.6	544.4	559.8	2,202.9
Depreciation and amortization (including goodwill impairment)	34.0	42.3	40.5	99.6	216.4
Income (loss) from operations	60.1	50.9	47.1	(0.8)	157.3
Interest expense	(11.7)	(11.7)	(10.6)	(9.5)	(43.5)
Other income, net	29.7	194.2	72.4	77.2	373.5
Equity in earnings of unconsolidated affiliates	5.3	1.4	3.1	22.4	32.2
Income before income taxes and non-controlling interest	83.4	234.8	112.0	89.3	519.5
Income taxes	28.1	89.9	26.1	51.4	195.5
Net income	$55.3	$144.9	$85.9	37.9	$324.0

Weighted average common shares outstanding	44.5	45.0	45.1	45.0	44.9
Basic earnings per share	$1.24	$3.22	$1.90	$0.84	$7.22	(1)
Weighted average diluted shares outstanding	45.2	45.7	46.0	46.1	45.8
Diluted earnings per share	$1.22	$3.17	$1.87	$0.82	$7.08	(1)
Cash dividends per share of common stock	$0.40	$—	$—	$0.40	$0.80
_______________________________________________________________________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2012 quarterly earnings per share may not equal the total computed for the year.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
As of the end of the fiscal year for which this Annual Report on Form 10-K is filed, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this Annual Report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Report of Management on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B.    Other Information
On February 25, 2014, the Company entered into an agreement with Robert L. Tritt, the Company's Executive Vice President of its U.S. Investment Recordkeeping Solutions business. Mr. Tritt will be leaving the Company on March 31, 2014.  Pursuant to the agreement, following his separation from service with the Company, Mr. Tritt will receive a lump sum payment of $900,000.  Mr. Tritt's unvested incentive and equity awards will generally be governed by the terms and conditions of the applicable plans and award agreements.  Mr. Tritt will receive his accrued vacation and vested amounts payable under the Company’s benefit plans in accordance with the terms of such plans and applicable law. The agreement contains covenants providing for continued assistance with respect to certain matters and contains confidentiality, non-competition and non-solicitation covenants. The agreement also contains a general release in favor of the Company and certain related parties.

On February 25, 2014, the Compensation Committee (the "Committee") of the Company's Board of Directors adopted the DST Systems, Inc. Executive Severance Plan (the "Plan"). The Plan will be administered by the Committee (the "Administrator"). Eligibility to participate in the Plan is limited to senior executives and officers ("Participants") selected by the Administrator. Any employee who is covered by a written employment agreement that provides severance benefits is not eligible to receive benefits under the Plan.

Benefits under the Plan are payable to select Participants who experience a Qualifying Termination, which generally means that the Participant's employment was terminated by DST for reasons other than Cause, death or Disability, and to select Participants who experience a Qualifying CIC Termination, which generally means the Participant's employment was terminated during the Protection Period by DST for reasons other than Cause, death or Disability or by the Participant as a result of a Constructive Termination.
The Protection Period begins on the earlier of a Potential Change in Control or an actual Change in Control. The Protection Period ends, if a Change in Control actually occurs, on the second anniversary of the Change in Control, and if a Change in Control has not happened, on the earlier of (i) the date the Company makes a public announcement stating that a Change in

Control will not happen or (ii) the date the Board declares that the circumstances giving rise to a Potential Change in Control will not result in an actual Change in Control.
Whether a Participant is entitled to receive severance benefits upon one or both of a Qualifying Termination or a Qualifying CIC Termination will be determined by the Administrator who will provide notice to the Participant to such effect.
The sections of the Plan providing for severance benefits upon a Qualifying CIC Termination have a three (3) year term ending February 25, 2017 while the sections of the Plan providing for severance benefits upon a Qualifying Termination have a one (1) year term ending February 25, 2015. Each section of the Plan will automatically renew for one (1) year successive terms unless terminated by the Committee with notice to each Participant eligible to receive benefits under that particular Plan section at least ninety (90) days prior to the end of the then current term. During a Protection Period, the Committee cannot terminate the portion of the Plan providing for severance benefits upon a Qualifying CIC Termination.
DST may terminate a Participant's participation in the Plan by delivering the Participant notice of termination at least ninety (90) days prior to the end of the term then in progress relating to the benefits the Participant was eligible to receive, which notice will terminate the Participant's participation at the end of the term in progress. If a Participant is eligible to receive benefits in connection with a Qualifying CIC Termination, the Administrator cannot terminate a Participant's participation in the Plan during the Protection Period.
Under the Plan, if a Participant experiences a Qualifying Termination, the Participant will generally be entitled to receive the following compensation and benefits from DST:

•	A severance payment equal to the sum of:

◦	the Participant's annual base salary as of his or her termination date;

◦
the Participant's annual incentive bonus under DST 2005 Equity Incentive Plan (or other annual incentive plan then in use by the Company) for the plan year in which the termination date falls, calculated as if an "at target" level of performance were achieved and the Participant had remained employed through the plan year; and

◦
the Company-paid portion of the cost of the COBRA continuation premiums to cover the Participant and his or her eligible dependents, if any, for twelve (12) months under the Company's health, vision and dental plans in effect as of the date of the termination.

•
A prorated portion of the annual incentive bonus that the Participant would have received under the DST 2005 Equity Incentive Plan (or other annual incentive plan then in use by the Company), which is payable at the same time as the annual bonus payments are paid to other active bonus plan participants.

Under the Plan, if a Participant experiences a Qualifying CIC Termination, the Participant will generally be entitled to receive the following compensation and benefits from DST:

•	A severance payment equal to the sum of:

◦	two (2) times the Participant's annual base salary as of the termination date;

◦
two (2) times the Participant's annual incentive bonus under DST 2005 Equity Incentive Plan (or other annual incentive plan then in use by the Company) for the plan year in which the termination date falls, calculated as if an "at target" level of performance were achieved and the Participant had remained employed through the plan year;

◦
two (2) times the Company-paid portion of the cost of the COBRA continuation premiums to cover the Participant and his or her eligible dependents, if any, for twelve (12) months under the Company's health, vision and dental plans in effect as of the date of the termination; and

◦
a prorated portion of the Participant's annual incentive bonus under the DST 2005 Equity Incentive Plan (or other annual incentive plan then in use by the Company), calculated as if an "at target" level of performance were achieved and the Participant had remained employed through the plan year.

In both cases (a Qualifying Termination and a Qualifying CIC Termination), vesting of any equity awards will be governed by the terms of such equity awards, and the Participant will be reimbursed for outplacement counseling services obtained during the eighteen (18) month period following the termination, up to a $25,000 limit.

Except as otherwise provided above, the severance payments described above will be paid in a single lump sum cash payment, less all applicable withholding taxes, within sixty (60) days of the Participant's termination date, unless the Company determines that Code Section 409A may require that all or a portion of that payment be paid on the six month anniversary of the Participant's termination date, or, if earlier, the date the Participant dies following the Participant's termination date. DST's obligation to provide payments and benefits under the Plan is conditioned upon the Participant providing and not revoking a release of claims and complying with the applicable noncompetition, nonsolicitation and nondisclosure covenants.
The foregoing summary is qualified in its entirety by references to the Plan, a copy of which is attached to this Form 10-K as Exhibit 10.2 and incorporated herein by this reference. Capitalized terms in this summary that are not defined above are defined in the Plan.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 13, 2014 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

(a)	Directors of the Company
The information set forth in response to Item 401 of Regulation S-K under the heading “The Board of Directors” in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)	Executive Officers of the Company
The information set forth in response to Item 401 of Regulation S-K under the heading “Executive Officers of the Company” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)	Compliance with Section 16(a) of the Exchange Act
The information set forth in response to Item 405 of Regulation S-K under the heading “Insider Disclosures” in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)	Code of Ethics
The Company has adopted Standards of Business Conduct (the “Standards”) that apply to directors, officers (including, among others, the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Standards on its Internet website at www.dstsystems.com. The Company will also post on this Internet website certain amendments to, or waivers from, a provision of its Standards that apply to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

(e)	Audit Committee and Audit Committee Financial Expert
The information set forth in response to Item 407(d)(4) and (d)(5) of Regulation S-K under the headings “The Board of Directors” and “Board Committee Matters and Reports—Audit Committee” in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.
Item 11.        Executive Compensation
The information set forth in response to Item 402 of Regulation S-K under the sections “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “NEO Compensation,” “Insider Disclosures,” “Compensation Committee Report” and “Board Committee Matters and Reports—Compensation Committee” in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 11.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in response to Item 403 of Regulation S-K under the heading “Beneficial Ownership” in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.
The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2013 about DST stock that may be issued under the DST Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) upon the exercise of options, warrants and rights, as well as other year-end information about our equity compensation plans.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2013(#)		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2013 under equity compensation plans (excluding securities reflected in column A)(#)
Equity compensation plans approved by stockholders	1,557,713	(1)	$28.31	(1)(2)	5,984,118	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	None		None		589,844	(4)
Equity compensation plans not approved by stockholders	None		None		None
_______________________________________________________________________

(1)	The number shown does not include:

•
Service awards of DST stock that may be earned under the 2005 Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares earned under the 2005 Plan for anniversaries reached during the year ended December 31, 2013 is 17,195. The average grant price of shares granted as service awards during 2013 was $75.31.

•
Securities available under the DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”). Information on the ESPP, which was approved by stockholders and has been suspended, is shown separately below in Note 4.

(2)	Column A includes securities that may be issued at a future date in connection with stock option grants, restricted stock units and performance stock units under the 2005 Plan.

(3)
These are the shares available for issuance in connection with the granting of annual incentive awards, stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units, performance stock units, deferred stock, dividend equivalents, anniversary service awards, substitute awards, or any other right, interest or option relating to shares of DST stock granted pursuant to either the provisions of the 2005 Plan or of the 2005 Non-Employee Directors' Award Plan.

(4)
The ESPP was suspended beginning for plan year 2006 and no shares have been issued for the 2006 through 2013 plan years. The suspension will continue until otherwise determined by the Committee. The number shown is the number available for issuance should the Committee lift the suspension.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in response to Item 404 and Item 407(a) of Regulation S-K under the headings “Insider Disclosures” and “The Board of Directors—Independence and Accessibility” in the Company's Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.
Item 14.        Principal Accountant Fees and Services
The information set forth in response to Item 9(e) of Schedule 14A under the heading “Independent Registered Public Accounting Firm” in the Company's Definitive Proxy Statement is incorporated herein by reference in response to this Item 14.

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
The consolidated financial statements consist of the following:
1.Consolidated Balance Sheet as of December 31, 2013 and 2012;
2.Consolidated Statement of Income for the three years ended December 31, 2013;
3.Consolidated Statement of Comprehensive Income for the three years ended December 31, 2013;
4.Consolidated Statement of Changes in Equity for the three years ended December 31, 2013;
5.Consolidated Statement of Cash Flows for the three years ended December 31, 2013.
6.Notes to Consolidated Financial Statements

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

3.    Articles of Incorporation and by-laws

3.1.1
The Company’s Amended Delaware Certificate of Incorporation, as restated, which is attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the “IPO Registration Statement”), is hereby incorporated by reference as Exhibit 3.1.l.

3.1.2
The Company’s Certificate of Amendment of Certificate of Incorporation, dated May 9, 2000, which is attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated May 15, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.2.

3.1.3
The Company’s Certificate of Amendment of Certificate of Incorporation, dated May 11, 2004, which is attached as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.3.

3.2
The Company's Amended and Restated Bylaws, dated as of July 30, 2013, which are attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 2, 2013 (Commission File No.1-14036), are hereby incorporated as Exhibit 3.2.

4.    Instruments defining the rights of security holders, including indentures

4.1
The Certificate of Designations, dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1.

4.2
The summary of the preferred stock purchase rights set forth in the Company’s Registration Statement on Form 8-A, dated November 15, 1995, in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the “Form 8-A”) (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.2.

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

4.4
The description of the Company’s common stock, par value $0.01 per share, set forth in the Company’s Registration Statement on Form 8-A, dated October 30, 1995 (Commission File No. 1-14036), as amended by Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

4.5	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1.1, as amended by Exhibits 3.1.2 and 3.1.3, are hereby incorporated by reference as Exhibit 4.5.

4.6	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX, and Article X of Exhibit 3.2, are hereby incorporated by reference as Exhibit 4.6.

4.7
The Registration Rights Agreement, dated August 12, 2003, between the Company and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers in connection with the private offering of the debentures (the “2003 Registration Rights Agreement”), which is attached as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7.

4.8
The Registration Rights Agreement, dated October 31, 1995, between the Company and UMB Bank, N.A. (“UMB”) as trustee of The Employee Stock Ownership Plan of DST Systems, Inc. (the “1995 Registration Rights Agreement”), which is attached as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.

4.9
The Notes Purchase Agreement, dated August 9, 2010, by and among the Company and the Purchasers named therein, and the forms of the Series A, Series B Notes, Series C Notes and Series D Notes, which are attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010, are hereby incorporated by reference as Exhibit 4.9.

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

10.2
The Company’s Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), as amended effective September 30, 2007 as described in the Company’s Current Report on Form 8-K filed on October 4, 2007 (Commission File No. 1-14036), and as further amended effective January 1, 2009, as described in the Company’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.*

10.3
The Company’s Supplemental Executive Retirement Plan, amended and restated as of January 1, 2009 and terminated effective December 31, 2012, which is attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3.*

10.4
The Company’s Directors’ Deferred Fee Plan, amended and restated as of January 1, 2009, which is attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.*

10.5.1
The Company's Director's Deferred Fee Plan ("Terminated Directors' Plan"), amended and restated as of March 30, 1994 and terminated effective August 31, 1995, which is attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.1*

10.5.2	The Amendment dated February 26, 2014 to the Terminated Directors' Plan, which is attached to this Form 10-K as Exhibit 10.1, is hereby incorporated by reference as Exhibit 10.5.2*.

10.6
The Sixth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Executive Plan, Supplemental Executive Retirement Plan, and Incentive Deferred Cash Program, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.*

10.7
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Directors’ Deferred Fees, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated August 3, 2011, which is attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.*

10.8
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Employment Continuation Agreement, dated August 3, 2011, between the Company as Settlor and Marshall & Ilsley, which is attached to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.*

10.9
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Incentive Compensation, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.9.*

10.10
The Employment Agreement between the Company and Kenneth V. Hager, amended and restated as of December 31, 2008, which is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.*

10.11
The Employment Agreement between the Company and Stephen C. Hooley, dated as of June 30, 2009, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.*

10.12	The Executive Severance Plan, effective February 25, 2014, which is attached to this Form 10-K as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.12.*

10.13
The Agreement between the Company and Kenneth V. Hager, dated May 31, 2013, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13.*

10.14	The Agreement between the Company and Robert L. Tritt, dated February 25, 2014, which is attached to this Form 10-K as Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.14*.

10.15
The Company's 2005 Equity Incentive Plan, amended and restated as of September 12, 2012, which is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.*

10.16.1
The Company’s 2005 Non-Employee Directors’ Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.1.*

10.16.2
The First Amendment to the 2005 Non-Employee Directors’ Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.2.*

10.17
The Form of Deferred Cash Award Agreement for performance year 2011, which is attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.*

10.18	The Form of Deferred Cash Award Agreement for performance year 2013, which is attached to this Form 10-K as Exhibit 10.4, is hereby incorporated by reference as Exhibit 10.18.*

10.19
The Form of Stock Option Award Agreement (time vesting), which is attached as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.*

10.20
The Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards during 2013, which is attached as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.*

10.21	The Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards after 2013, which is attached to this Form 10-K as Exhibit 10.5, is hereby incorporated by reference as Exhibit 10.21.*

10.22
The Form of Restricted Stock Unit Agreement (performance vesting), which is attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.*

10.23
The Form of Performance Stock Unit Agreement for PSU awards during 2013, which is attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.*

10.24	The Form of Performance Stock Unit Agreement for PSU awards after 2013, which is attached to this Form 10-K as Exhibit 10.6, is hereby incorporated by reference as Exhibit 10.24.*

10.25.1
The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of April 16, 2010 (“Syndicated Agreement”), which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.1.

10.25.2
The First Amendment, dated as of August 9, 2010, to the Syndicated Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.2.

10.25.3
The Second Amendment to the Syndicated Agreement, dated as of June 30, 2011, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.3.

10.25.4
The Third Amendment to the Syndicated Agreement, dated as of December 12, 2011, which amendment is attached as Exhibit 10.21.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.25.4.

10.25.5
The Fourth Amendment to the Syndicated Agreement, dated as of November 27, 2012, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.5.

10.26.1
The Receivables Purchase Agreement, among Fountain City Finance, LLC; Enterprise Funding Company LLC; Bank of America, National Association; the Company and certain Company subsidiaries, dated May 21, 2009 (the “Receivables Agreement”), which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.1.

10.26.2
The First Amendment, dated as of June 30, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.2.

10.26.3
The Second Amendment, dated as of December 31, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.3.

10.26.4
The Third Amendment, dated as of March 30, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.4.

10.26.5
The Fourth Amendment, dated as of May 20, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.5.

10.26.6
The Fifth Amendment, dated as of May 19, 2011, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.6.

10.26.7
The Sixth Amendment, dated as of December 22, 2011, to the Receivables Agreement, which amendment is attached as Exhibit 10.22.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.7.

10.26.8
The Seventh Amendment, dated as of May 17, 2012, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May  23, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.8.

10.26.9
The Eighth Amendment, dated as of May 16, 2013, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.9.

10.27.1
Term Letter Loan Agreement, amended and restated as of May 17, 2012 (the “Loan Agreement”), which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.27.1.

10.27.2
The First Amendment to the Loan Agreement, dated as of July 8, 2013, which is attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.27.2.

10.27.3
The Second Amendment to the Loan Agreement, dated as of August 23, 2013, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.27.3.

10.28	The Rights Agreement. (See Exhibit 4.3.1)

10.29	The 2003 Registration Rights Agreement. (See Exhibit 4.9)

10.30	The 1995 Registration Rights Agreement. (See Exhibit 4.14)

10.31
The Agreement by and among the Company and the Argyros Group, dated January 22, 2013, which is attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 23, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.31

_______________________________________________________________________
*Represents a management contract or a compensatory plan or arrangement.
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
24.    Power of attorney
Not applicable.
31.    Rule 13a-14(a) Certifications

31.1	Certification of Stephen C. Hooley, Chief Executive Officer of Registrant, is attached hereto as Exhibit 31.1.

31.2	Certification of Gregg Wm. Givens, Chief Financial Officer of Registrant, is attached hereto as Exhibit 31.2.
32.    Section 1350 Certifications
Certification pursuant to 18 U.S.C. Section 1350 of Stephen C. Hooley, Chief Executive Officer of Registrant, and Gregg Wm. Givens, Chief Financial Officer of Registrant, is attached hereto as Exhibit 32.
Exhibit 32 shall be deemed “furnished” and not “filed” for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.
99.    Additional exhibits
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST SYSTEMS, INC.
By:	/s/ STEPHEN C. HOOLEY
Stephen C. Hooley Chief Executive Officer, President and Director
Dated: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 2014.

/s/ A. EDWARD ALLINSON	/s/ STEPHEN C. HOOLEY
A. Edward Allinson Director	Stephen C. Hooley Chief Executive Officer, President and Director

/s/ GEORGE L. ARGYROS	/s/ GREGG WM. GIVENS
George L. Argyros Director	Gregg Wm. Givens Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

/s/ LOWELL L. BRYAN
Lowell L. Bryan Director

/s/ LAWRENCE M. HIGBY
Lawrence M. Higby Director

/s/ BRENT L. LAW
Brent L. Law Director

/s/ SAMUEL G. LISS
Samuel G. Liss Director

/s/ TRAVIS E. REED
Travis E. Reed Director

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2013
Index to Exhibits
The following Exhibits are attached to and incorporated by reference in this Annual Report on Form 10-K. See Part IV above for a complete list of exhibits. The exhibits listed below are not included in the printed Form 10-K, but are on file with the Securities and Exchange Commission.

10.1	The Amendment dated February 26, 2014 to the Terminated Directors' Plan

10.2	The Executive Severance Plan effective February 25, 2014

10.3	The Agreement between the Company and Robert Tritt dated February 25, 2014

10.4	The Form of Deferred Cash Award Agreement for performance year 2013

10.5	The Form of Restricted Stock Unit Agreement (time-vesting) for RSU awards after 2013

10.6	The Form of Performance Stock Unit Agreement for PSU awards after 2013

12.1	The Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Stephen C. Hooley, Chief Executive Officer of Registrant

31.2	Certification of Gregg Wm. Givens, Chief Financial Officer of Registrant

32	Certification pursuant to 18 U.S.C. Section 1350 of Stephen C. Hooley, Chief Executive Officer of Registrant, and Gregg Wm. Givens, Chief Financial Officer of Registrant

101
The following financial information from DST's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheet at December 31, 2013 and 2012, (iii) the Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.