Form 10-Q
period 2014-03-31
DST SYSTEMS INC
filed 2014-05-02
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2014:
Common Stock $0.01 par value — 42,121,229

DST Systems, Inc.
Form 10-Q
March 31, 2014

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$140.1	$62.5
Funds held on behalf of clients	303.4	316.3
Client funding receivable	42.0	50.2
Accounts receivable	372.7	343.4
Other assets	73.8	70.0
	932.0	842.4

Investments	778.0	881.3
Unconsolidated affiliates	291.9	288.1
Properties, net	413.5	445.2
Intangible assets, net	133.6	137.4
Goodwill	423.7	423.7
Other assets	103.3	72.4
Total assets	$3,076.0	$3,090.5

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$282.1	$283.6
Client funds obligations	345.4	366.5
Accounts payable	83.2	86.7
Accrued compensation and benefits	102.1	154.3
Deferred revenues and gains	77.3	71.6
Income taxes payable	36.0	—
Other liabilities	124.3	110.1
	1,050.4	1,072.8

Long-term debt	387.2	399.4
Income taxes payable	130.1	124.2
Deferred income taxes	227.3	255.4
Other liabilities	37.8	54.9
Total liabilities	1,832.8	1,906.7
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	185.4	187.3
Retained earnings	3,865.2	3,777.7
Treasury stock (53.2 million and 53.5 million shares, respectively), at cost	(3,075.8)	(3,090.4)
Accumulated other comprehensive income	267.4	308.2
Total stockholders’ equity	1,243.2	1,183.8
Total liabilities and stockholders’ equity	$3,076.0	$3,090.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$505.2	$495.2
Out-of-pocket reimbursements	178.6	187.2

Total revenues	683.8	682.4

Costs and expenses	583.7	574.6
Depreciation and amortization	32.0	33.2

Income from operations	68.1	74.6

Interest expense	(6.6)	(9.6)
Other income, net	93.6	73.2
Equity in earnings of unconsolidated affiliates	5.4	5.6

Income before income taxes	160.5	143.8
Income taxes	60.1	50.6

Net income	$100.4	$93.2

Weighted average common shares outstanding	42.0	44.3
Weighted average diluted shares outstanding	42.4	45.6

Basic earnings per share	$2.39	$2.10
Diluted earnings per share	$2.37	$2.04

Cash dividends per share of common stock	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$100.4	$93.2

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available-for-sale securities	(41.4)	37.9
Unrealized gains on cash flow hedges	0.2	0.4
Foreign currency translation adjustments	0.4	(4.4)
Other comprehensive income (loss)	(40.8)	33.9

Comprehensive income	$59.6	$127.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows — operating activities:
Net income	$100.4	$93.2
Depreciation and amortization	32.0	33.2
Net gains on investments	(45.7)	(70.0)
Amortization of share based compensation	4.3	5.9
Equity in earnings of unconsolidated affiliates	(5.4)	(5.6)
Dividends from unconsolidated affiliates	0.6	0.2
Deferred income taxes	(2.0)	(1.0)
Changes in accounts receivable	(29.3)	4.0
Changes in other assets	(3.7)	(10.3)
Changes in accounts payable and accrued liabilities	(0.5)	(5.8)
Changes in income taxes payable	51.9	25.4
Changes in deferred revenues and gains	5.7	11.1
Changes in accrued compensation and benefits	(50.8)	(43.9)
Other, net	13.8	5.8
Net cash provided from operating activities	71.3	42.2
Cash flows — investing activities:
Capital expenditures	(31.4)	(27.6)
Investments in securities	(27.9)	(31.7)
Proceeds from sales/maturities of investments	82.7	133.6
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	12.9	44.8
Other, net	1.2	(14.7)
Net cash provided from investing activities	37.5	104.4
Cash flows — financing activities:
Proceeds from issuance of common stock	8.7	12.2
Principal payments on debt	(3.2)	(15.1)
Net borrowings (payments) on revolving credit facilities	(10.4)	40.5
Net decrease in client funds obligations	(12.9)	(65.5)
Common stock repurchased	(5.5)	(74.1)
Payment of cash dividends	(12.6)	(13.3)
Excess tax benefits from share based compensation	4.7	1.2
Net cash used for financing activities	(31.2)	(114.1)
Net increase in cash and cash equivalents	77.6	32.5
Cash and cash equivalents, beginning of period	62.5	88.3
Cash and cash equivalents, end of period	$140.1	$120.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2014, and the results of operations and comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

New Authoritative Accounting Guidance

In July 2013, the Financial Accounting Standards Board issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning after December 15, 2013. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

2.  Client Funds/Obligations

The Company had $303.4 million and $316.3 million of funds held on behalf of clients at March 31, 2014 and December 31, 2013, respectively.  During the three months ended March 31, 2014, the Company received no proceeds from the sales/ maturities of investments in available-for-sale securities held to satisfy client funds obligations. During the three months ended March 31, 2013, the Company received $29.7 million of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and gross realized losses associated with the sales/maturities of available-for-sale securities held to satisfy client funds obligations were not significant during both the three months ended March 31, 2014 and 2013.

3.  Investments

Investments are as follows (in millions):

	Carrying Value
	March 31, 2014	December 31, 2013
Available-for-sale securities:
State Street Corporation	$446.8	$515.5
Other available-for-sale securities	135.0	138.5
	581.8	654.0
Other:
Trading securities	29.9	44.3
Cost method and other investments	166.3	183.0
	196.2	227.3
Total investments	$778.0	$881.3

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2014	December 31, 2013
Book cost basis	$162.3	$166.9
Gross unrealized gains	420.1	487.5
Gross unrealized losses	(0.6)	(0.4)
Market value	$581.8	$654.0

At March 31, 2014 and December 31, 2013, the Company’s carrying value of available-for-sale investments was $581.8 million and $654.0 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $173.6 million and $201.1 million at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company received $69.0 million and $94.3 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $46.1 million and $69.1 million and gross realized losses of $0.1 million and $0.4 million were recorded during the three months ended March 31, 2014 and 2013, respectively, from the sale of available-for-sale securities.

In addition, the Company recorded unrealized losses on available-for-sale securities of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, related to other than temporary investment impairments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income, net in the Condensed Consolidated Statement of Income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Common stock	$13.9	$0.6	$—	$—	$13.9	$0.6

December 31, 2013
Common stock	$5.9	$0.4	$—	$—	$5.9	$0.4

The Company is a limited partner in various private equity funds which are primarily accounted for using the cost method.  At March 31, 2014 and December 31, 2013, the Company’s carrying value of these private equity fund investments was approximately $150.9 million and $167.3 million, respectively.  At March 31, 2014, the Company had future capital commitments related to these private equity fund investments of approximately $6.7 million. Additionally, the Company has other investments with a carrying value of $15.4 million and $15.7 million at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, the Company received a dividend from a cost method investment in a privately-held company which resulted in other income of $33.2 million.

The Company records lower of cost or market valuation adjustments on cost method and other investments when impairment conditions are present.  The Company recorded impairments on cost method and other investments of $0.3 million during both the three months ended March 31, 2014 and 2013.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

4.  Unconsolidated Affiliates

Investment in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	March 31, 2014	December 31, 2013
Boston Financial Data Services, Inc.	50%	$74.3	$72.5
International Financial Data Services (U.K. and L.P.)	50%	181.3	179.0
Unconsolidated real estate and other affiliates		36.3	36.6
Total		$291.9	$288.1

Equity in earnings of unconsolidated affiliates follows are as (in millions):

	Three Months Ended
	March 31,
	2014	2013
Boston Financial Data Services, Inc.	$1.8	$1.8
International Financial Data Services (U.K. and L.P.)	2.1	1.9
Unconsolidated real estate and other affiliates	1.5	1.9
Total	$5.4	$5.6

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

As of March 31, 2014 and December 31, 2013, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds, and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$272.9	$272.9	$—	$—
Equity securities (2)	611.7	611.7	—	—
Pooled funds (2)	4.1	—	4.1	—
Deferred compensation liabilities (3)	(29.9)	(29.9)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$858.4	$854.7	$3.7	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$170.5	$170.5	$—	$—
Equity securities (2)	698.0	698.0	—	—
Pooled funds (2)	12.4	—	12.4	—
Fixed income securities (2)	0.3	—	0.3	—
Deferred compensation liabilities (3)	(44.3)	(44.3)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$836.1	$824.2	$11.9	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients and Other assets on the Company's Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Company's Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Company's Condensed Consolidated Balance Sheet.

At March 31, 2014 and December 31, 2013, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $48.2 million and $45.5 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$168.3	$50.0	$168.3	$47.0
Other	26.6	11.3	26.6	10.5
Total	$194.9	$61.3	$194.9	$57.5

Amortization expense of intangible assets for both the three months ended March 31, 2014 and 2013 was approximately $3.8 million. Annual amortization for intangible assets recorded as of March 31, 2014 is estimated to be (in millions):

Remainder of 2014	$11.1
2015	14.4
2016	14.1
2017	14.0
2018	13.8
Thereafter	66.2
Total	$133.6

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2014, by Segment (in millions):

	December 31, 2013	Acquisitions	Disposals	Other	March 31, 2014
Financial Services	$235.6	$—	$—	$1.1	$236.7
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	33.1	—	—	(1.1)	32.0
Total	$423.7	$—	$—	$—	$423.7

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31, 2014	December 31, 2013
Accounts receivable securitization program	$150.0	$150.0
Secured promissory notes	7.6	7.8
Term loan credit facility	125.0	125.0
Revolving credit facilities	—	10.4
Senior notes	370.0	370.0
Related party credit agreements	5.3	5.8
Other indebtedness	11.4	14.0
	669.3	683.0
Less current portion of debt	282.1	283.6
Long-term debt	$387.2	$399.4

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million.  The facility will expire by its terms on May 15, 2014, unless renewed.

The outstanding amount under the program was $150.0 million at both March 31, 2014 and December 31, 2013.  During the three months ended March 31, 2014 and 2013, total proceeds from the accounts receivable securitization program were approximately $240.8 million and $226.5 million, respectively, and total repayments were approximately $240.8 million and $226.5 million, respectively.

 Revolving credit facilities

The Company has a syndicated line of credit facility which provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630.0 million. On April 17, 2014, the Company amended the syndicated line of credit facility to, among other items, allow for certain additional dispositions of non-operating assets, the proceeds of which are to be used to repurchase outstanding shares owned by the Argyros Family Trust and certain of its affiliates (collectively, "Argyros Group") which beneficially owned approximately 9.2 million shares or 22% of DST common shares as of March 23, 2014.

Senior Notes

DST has $370.0 million of outstanding privately placed senior notes (collectively, the "Senior Notes") at both March 31, 2014 and December 31, 2013. On April 17, 2014, the Company received a consent from the holders of a majority of the Senior Notes whereby the noteholders consented to the Company's proposed repurchase of DST common stock by the Company from the Argyros Group and other related matters.

Fair value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the Senior Notes, is considered to approximate fair value.  The estimated fair values of the Senior Notes were derived principally from quoted prices for similar financial instruments (Level 2 in the fair value hierarchy).

As of March 31, 2014 and December 31, 2013, the carrying and estimated fair values of the Senior Notes were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$40.0	$40.7	$40.0	$40.6
Senior notes - Series B	105.0	110.9	105.0	110.0
Senior notes - Series C	65.0	69.1	65.0	68.3
Senior notes - Series D	160.0	171.7	160.0	168.1
Total	$370.0	$392.4	$370.0	$387.0

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
The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further discussed within Note 5 of these financial statements. The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency contracts	Other current liabilities	$0.2	$0.4
Interest rate contracts	Other long term liabilities	0.1	0.1
Total liabilities		$0.3	$0.5
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
The Company has entered into a foreign currency cash flow hedging program to reduce the risk that DST's net cash outflows from intercompany purchases of services from its international subsidiaries could be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $10.3 million and $11.2 million as of March 31, 2014 and December 31, 2013, respectively.
The Company monitors the mix of short-term debt and long-term debt regularly. From time to time, the Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $7.1 million and $7.3 million as of March 31, 2014 and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 31, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Foreign currency contracts	$(0.1)	Costs and expenses	$(0.2)
Interest rate contracts	0.1	Interest expense	—

2013
Interest rate contracts	$—	Interest expense	$(0.7)
There were no gains or losses recognized into income as a result of ineffectiveness during the three months ended March 31, 2014 and 2013. As of March 31, 2014, the Company estimates that the amounts to be reclassified into earnings during the next 12 months are approximately $0.2 million.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (British pound and Canadian dollar). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in other income, net in the Company's Condensed Consolidated Statement of Income. The total notional values of derivatives related to the Company's foreign currency economic hedges were $117.9 million and $115.1 million as of March 31, 2014 and December 31, 2013, respectively.
The pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended March 31, 2014 and 2013 was not significant.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 37.4% for the three months ended March 31, 2014 compared to 35.2% for the three months ended March 31, 2013. The Company's tax rate for the three months ended March 31, 2014 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and changes in unrecognized tax benefits, partially offset by dividends received deductions and foreign tax credits. The Company's tax rate for the three months ended March 31, 2013 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and changes in unrecognized tax benefits, partially offset by dividends received deductions, foreign tax credits and research and experimentation credits.

The full year 2014 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net income	$100.4	$93.2

Weighted average common shares outstanding	42.0	44.3
Incremental shares from restricted stock units, stock options and convertible debentures	0.4	1.3
Weighted average diluted shares outstanding	42.4	45.6

Basic earnings per share	$2.39	$2.10
Diluted earnings per share	$2.37	$2.04

The Company had approximately 42.1 million and 44.1 million common shares outstanding at March 31, 2014 and 2013, respectively.  There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2014 and 2013.

Share based compensation

The Company has share based compensation plans covering its employees and non-employee directors.  During the three months ended March 31, 2014, the Company granted approximately 0.3 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the three months ended March 31, 2014, the Company had 0.2 million RSU's vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At March 31, 2014, the Company had outstanding 0.8 million unvested RSU’s and 0.7 million stock options (of which 0.2 million are not yet exercisable).

The Company recognized share based compensation expense of $4.3 million and $5.9 million during the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the Company had $48.0 million of total unrecognized compensation expense (included in Additional paid-in capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock unit grants will be approximately $16.9 million for the remainder of 2014, $16.3 million for 2015, $7.6 million for 2016 and $1.0 million for 2017, based on awards currently outstanding. Future amortization is not projected on approximately $6.2 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$300.8	$(0.5)	$7.9	$308.2
Net current period other comprehensive income (loss)	(41.4)	0.2	0.4	(40.8)
Balance, March 31, 2014	$259.4	$(0.3)	$8.3	$267.4

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	March 31,
	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(21.0)	$(13.4)	$130.0	$79.7
Reclassification of gains into net earnings on available-for-sale securities (1)	(45.9)	(28.0)	(68.5)	(41.8)
Net change in available-for-sale securities	(66.9)	(41.4)	61.5	37.9
Cash flow hedges
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.2	—	—
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	—	—	0.7	0.4
Net change in cash flow hedges	0.2	0.2	0.7	0.4
Cumulative translation adjustments	0.4	0.4	(4.5)	(4.4)
Total other comprehensive income (loss)	$(66.3)	$(40.8)	$57.7	$33.9
_______________________________________________________________
(1) Realized (gains)/losses on available for sale securities are recognized in other income, net.
(2) Reclassification to net earnings of derivatives qualifying as effective foreign currency cash flow hedges are recognized in costs and expenses
(3) Reclassification to net earnings of derivatives qualifying as effective interest rate cash flow hedges are recognized in interest expense.

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $48.2 million and $45.5 million at March 31, 2014 and December 31, 2013, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $24.1 million and $22.8 million at March 31, 2014 and December 31, 2013, respectively.  The Company records in investments and AOCI its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both March 31, 2014 and December 31, 2013, no interest rate swap liability or AOCI was recorded in the consolidated financial statements.

Stock repurchases

On January 29, 2014, the Board of Directors of DST authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. The Company did not repurchase any shares of DST common stock during the three months ended March 31, 2014.  The Company repurchased approximately 0.8 million shares of DST common stock for $52.5 million during the three months ended March 31, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. On March 23, 2014, DST entered into a settlement agreement with the Argyros Group.  The settlement agreement provided, among other things, that, DST will enter into a two-step process to help facilitate the disposition of a substantial portion of the Argyros

Group’s common stock ownership in DST.  In order to implement the Argyros Group's disposition, DST would, at the election of the Argyros Group and subject to the satisfaction of certain conditions (including execution of definitive agreements), help facilitate a registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering, DST would purchase $200.0 million of DST common stock, beneficially owned by the Argyros Group and not sold in the secondary offering, based upon a price determined in connection with the secondary offering.  In the event that the Argyros Group has not consummated the secondary offering within nine months following the execution by DST and the Argyros Group of one or more definitive agreements, so long as DST has complied with its obligations to the Argyros Group, DST would no longer have any obligation to help facilitate the Argyros Group's disposition.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $5.5 million and $21.6 million during the three months ended March 31, 2014 and 2013, respectively.

Dividends

On January 29, 2014, the Board of Directors of DST declared a quarterly cash dividend of $0.30 per common share.  The total dividends for the three months ended March 31, 2014 were $12.9 million, of which $12.6 million were paid in March 2014.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend.

11.  Commitments and Contingencies

The Company has letters of credit of $8.3 million outstanding at both March 31, 2014 and December 31, 2013.  Letters of credit are secured by the Company’s debt facilities.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.  The Company has established trusts to provide for the funding of certain corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2014 and December 31, 2013 were not significant.  The Company has adopted the DST Systems, Inc. Executive Severance Plan which provides certain benefits to participants in the event of a qualifying termination under the plan.

The Company received a regulatory inquiry, in February 2012, regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services, during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  The Company is in the advanced stages of resolving this matter, however the regulator has broad statutory authority in determining the resolution of the inquiry.  There can be no assurance that the loss accrual for this inquiry will be sufficient to resolve the matter. Although the ultimate resolution and impact of this inquiry is not currently known, the Company's management believes the eventual outcome of such inquiry will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

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

As of March 31, 2014, the Company has $7.9 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, there is a reasonable possibility that losses in excess of the amounts accrued exists. The Company currently cannot make an estimate of possible outcomes or estimate the amount or range of additional reasonably possible losses beyond what has been disclosed.

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

Other contractual commitments

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At March 31, 2014 and December 31, 2013, total borrowings on the loan were $30.5 million and $28.3 million, respectively, and the Company’s guarantee totaled $2.7 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At March 31, 2014 and December 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

In certain instances in which the Company licenses proprietary systems or third party systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company’s liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at March 31, 2014 and December 31, 2013, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

12.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products. The Company presents these businesses as three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in the Company’s equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other Segment.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2014	December 31, 2013
Financial Services	$1,443.7	$1,422.5
Healthcare Services	316.9	336.6
Customer Communications	392.6	403.0
Investments and Other	985.2	991.8
Elimination Adjustments	(62.4)	(63.4)
	$3,076.0	$3,090.5

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$244.3	$92.0	$165.4	$3.5	$—	$505.2
Intersegment operating revenues	12.1	—	2.1	10.7	(24.9)	—
Out-of-pocket reimbursements	13.7	1.4	166.0	—	(2.5)	178.6
Total revenues	270.1	93.4	333.5	14.2	(27.4)	683.8

Costs and expenses	215.9	76.8	307.1	8.8	(24.9)	583.7
Depreciation and amortization	16.7	4.9	9.0	2.0	(0.6)	32.0

Income (loss) from operations	37.5	11.7	17.4	3.4	(1.9)	68.1
Other income, net	2.2	—	0.1	91.3	—	93.6
Equity in earnings of unconsolidated affiliates	3.9	0.1	0.4	1.0	—	5.4

Earnings (loss) before interest and income taxes	$43.6	$11.8	$17.9	$95.7	$(1.9)	$167.1

	Three Months Ended March 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$238.0	$80.0	$173.2	$4.0	$—	$495.2
Intersegment operating revenues	10.8	—	2.0	10.3	(23.1)	—
Out-of-pocket reimbursements	12.0	1.3	175.9	—	(2.0)	187.2
Total revenues	260.8	81.3	351.1	14.3	(25.1)	682.4

Costs and expenses	197.6	69.5	321.1	8.8	(22.4)	574.6
Depreciation and amortization	15.8	4.7	10.8	2.5	(0.6)	33.2

Income (loss) from operations	47.4	7.1	19.2	3.0	(2.1)	74.6
Other income (loss), net	(4.5)	0.1	(0.8)	78.4	—	73.2
Equity in earnings of unconsolidated affiliates	3.5	0.1	0.1	1.9	—	5.6

Earnings (loss) before interest and income taxes	$46.4	$7.3	$18.5	$83.3	$(2.1)	$153.4

Earnings before interest and income taxes in the segment reporting information above less interest expense of $6.6 million and $9.6 million for the three months ended March 31, 2014 and 2013 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

INTRODUCTION

DST Systems, Inc. (the “Company” or “DST”) provides proprietary technology-based information processing and servicing solutions to many of the largest financial services and healthcare companies around the world. The Company serves clients in the asset management, brokerage, retirement, insurance, healthcare, telecommunications, utility and other markets. DST's solutions help clients process, communicate and safeguard critical customer information. The services DST provides include transaction processing, business process outsourcing, ancillary consulting and professional services, information technology services (such as data and software hosting), integrated print, mail and electronic customer communications solutions and data analytics. These services are provided through a blend of deep industry knowledge, proprietary technology and a scalable infrastructure for clients that operate in complex, highly regulated, and high-volume transactional business environments.
The Company manages its business through three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in the Company’s equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other Segment.
Financial Services
The Financial Services Segment is the Company's largest operating segment. Through this segment, DST provides investor services and asset distribution services. Investor services include the tracking of purchases, redemptions, exchanges and transfers of shares; maintaining investor identification and ownership records; reconciling cash and share activity; processing dividends; reporting sales; performing tax and other compliance functions; and providing information for printing of investor trade confirmations, statements and year-end tax forms. In the U.S., the Company provides investor services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts “REITs”). Investor services are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis by DST or its domestic joint venture. Revenues are primarily based on the number of accounts, participants or transactions processed. The Company's investor BPO service offerings are enhanced by DST's proprietary workflow software, which is also licensed separately to third parties. Internationally in Australia and the United Kingdom, DST licenses software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. The Company also provides investor services on a SaaS and BPO basis internationally (United Kingdom, Canada, Ireland and Luxembourg) solely through its joint ventures with State Street Corporation (“State Street”).

In addition, DST provides asset distribution services through the Financial Services Segment ranging from consulting to active wholesaling and marketing for open-end mutual funds, exchange-traded funds (“ETFs”), closed-end funds and alternative investment funds. The Company also offers distribution support solutions including an aggregating website designed for financial advisors and broker/dealer back-office operations and a centralized data delivery source for investor account detail from mutual fund, variable annuity, and REIT companies. DST also provides asset management services, through the utilization of sub-advisors and index providers.
Healthcare Services
The Healthcare Services Segment is comprised of the Argus Health Systems and DST Health Solutions (“DSTHS”) businesses. Through this segment, DST provides solutions including claims adjudication, benefit management, care management, business intelligence and other ancillary solutions. DST offers solutions to both the medical and pharmacy benefits components of a health plan or managed care organization’s business.

Argus is a pharmacy claims administrator and provides health care information management services supporting commercial, Medicaid and Medicare Part D plans. Argus derives revenue from pharmacy claims processing services and from the management of pharmacy networks, call center services, pharmaceutical rebate administration, and clinical programs and management reporting for the benefit of their customers. Further, Argus’ revenues include investment earnings related to client cash balances maintained in the Company's bank accounts.

DSTHS is a medical claims benefit manager providing processing systems, integrated care management applications, analytical solutions and BPO services for payors and providers in the U.S. healthcare industry.  DSTHS processing services are offered on a software license, SaaS or BPO basis. Services are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package of systems and comprehensive administrative solutions.
Customer Communications
The Customer Communications Segment offers a full range of integrated print, mail, and electronic solutions to customers in the United States, Canada and the United Kingdom. Through this segment, DST produces individualized communications for client’s customers such as investment fund statements, explanation of health benefit statements, and monthly utility bills. DST provides the formatting, printing, mailing, electronic presentment and archiving of these types of communications. As one of the largest First-Class mailers in the United States, the Company also provides a range of postal services to help clients optimize mail efficiencies and streamline postage expenses. Approximately 50% of the services provided by this segment are for customers in the financial services and healthcare industries. Additionally, services are provided to the retail banking, insurance, consumer finance, video/broadband, telecommunications, utilities, retail and other service industries. Revenues in this segment are derived from presentation and delivery (either print or digital), mailing fees and archiving of customer documents, and are based generally on the number of images processed or packages processed and the range of customization and personalization options chosen by the client.
Investments and Other
The Investments and Other Segment is comprised of the Company's investments in equity securities, private equity investments, real estate and other financial interests. The Company owns and operates real estate mostly in North America, primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The assets held by the Segment are primarily passive in nature.
Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations.  Transaction processing and Customer Communications volumes for mutual fund customers are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Revenues
Operating revenues
Financial Services	$256.4	$248.8
Healthcare Services	92.0	80.0
Customer Communications	167.5	175.2
Investments and Other	14.2	14.3
Elimination Adjustments	(24.9)	(23.1)
	505.2	495.2
% change from prior year period	2.0%

Out-of-pocket reimbursements
Financial Services	13.7	12.0
Healthcare Services	1.4	1.3
Customer Communications	166.0	175.9
Investments and Other	—	—
Elimination Adjustments	(2.5)	(2.0)
	178.6	187.2
% change from prior year period	(4.6)%

Total revenues	$683.8	$682.4
% change from prior year period	0.2%

Income from operations
Financial Services	$37.5	$47.4
Healthcare Services	11.7	7.1
Customer Communications	17.4	19.2
Investments and Other	3.4	3.0
Elimination Adjustments	(1.9)	(2.1)
	68.1	74.6

Interest expense	(6.6)	(9.6)
Other income, net	93.6	73.2
Equity in earnings of unconsolidated affiliates	5.4	5.6
Income before income taxes	160.5	143.8
Income taxes	60.1	50.6
Net income	$100.4	$93.2

Basic earnings per share	$2.39	$2.10
Diluted earnings per share	$2.37	$2.04
Non-GAAP diluted earnings per share	$1.12	$0.99
Cash dividends per share of common stock	$0.30	$0.30

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2014 were $683.8 million, an increase of $1.4 million or 0.2% compared to the three months ended March 31, 2013.  Consolidated operating revenues for the three months ended March 31, 2014 increased $10.0 million or 2.0% as compared to the same period in 2013.

The increase in consolidated operating revenues during the three months ended March 31, 2014 was primarily attributable to increased operating revenues in the Healthcare Services and Financial Services Segments, partially offset by decreased operating revenues in the Customer Communications Segment.  The $12.0 million or 15.0% increase in Healthcare Services operating revenues for the three months ended March 31, 2014 is primarily from increases in pharmacy claims paid, discount card services, and ancillary services as well as increased medical claim transaction volumes from new and existing clients. The $7.6 million or 3.1% increase in Financial Services operating revenues for the three months ended March 31, 2014 is primarily from increased operating revenues from ALPS and DST Brokerage Solutions, partially offset by lower operating revenue from DST Retirement Solutions as a result of a $6.0 million client termination payment received in first quarter 2013. Operating revenues from mutual fund registered shareowner account processing also declined due to lower registered accounts primarily as a result of subaccounting conversions. Excluding the 2013 DST Retirement termination payment of $6.0 million, Financial Services operating revenue increased $13.6 million or 5.6% as compared to first quarter 2013. The $7.7 million decrease in Customer Communications operating revenues for the three months ended March 31, 2014 is primarily from client losses and from a client moving certain print production in-house.

Consolidated OOP reimbursements for the three months ended March 31, 2014 decreased $8.6 million or 4.6% as compared to the same period in 2013.  The decrease in OOP reimbursements is primarily attributable to client losses in the Customer Communications Segment.

Income from operations

Consolidated income from operations for the three months ended March 31, 2014 was $68.1 million, a decrease of $6.5 million or 8.7% as compared to the same period in 2013.

The decline in operating income during the three months ended March 31, 2014 was primarily due to decreases of $9.9 million in Financial Services and $1.8 million in Customer Communications, partially offset by an increase of $4.6 million in Healthcare Services. Financial Services income from operations decreased due to the above-mentioned $6.0 million contract termination payment received in 2013 that did not recur in 2014, higher operating costs and higher costs associated with new business initiatives, partially offset by higher operating revenues. Financial Services incurred $2.5 million of employee termination costs and $2.1 million of advisory costs (professional fees) in connection with the settlement agreement with the Argyros Group during the first quarter 2014. Customer Communications Segment income from operations decreased primarily from lower revenues, partially offset by reduced operating costs and lower depreciation. The increase in Healthcare Services income from operations is due to higher revenues in 2014 and the absence of a $2.5 million loss accrual related to a regulatory inquiry recorded in 2013, partially offset by increased costs from new client conversion activities and increased staffing costs associated with supporting the new and existing client growth.

Interest expense

Interest expense for the three months ended March 31, 2014 was $6.6 million, a decrease of $3.0 million as compared to the three months ended March 31, 2013, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net realized gains from sale of available-for-sale securities	$46.0	$68.7
Net gain on private equity funds and other investments	10.9	3.8
Dividend income	36.2	3.3
Interest income	0.6	1.1
Foreign currency losses	(0.3)	(6.6)
Miscellaneous items	0.2	2.9
Other income, net	$93.6	$73.2

The Company recorded net gains from the sale of available-for-sale securities of $46.0 million during the three months ended March 31, 2014, compared to $68.7 million for the same period in 2013. Included in the $46.0 million of net gains from the sale of available-for-sale securities for the three months ended March 31, 2014 is a $39.7 million gain from the sale of approximately 0.6 million shares of State Street Corporation.

The Company recognized a net gain of $10.9 million on private equity funds and other investments for the three months ended March 31, 2014, as compared to a net gain of $3.8 million for the three months ended March 31, 2013.

The Company receives dividend income from certain investments held.  Dividend income was $36.2 million for the three months ended March 31, 2014, as compared to $3.3 million for the three months ended March 31, 2013.  Included in the $36.2 million of dividend income for the three months ended March 31, 2014 is a $33.2 million gain on a cash dividend received from a cost-method investment in a privately-held company. Excluding the $33.2 million dividend received in 2014, dividend income declined during the three months ended March 31, 2014 primarily attributable to lower dividends from State Street Corporation resulting from lower shares owned.

The Company had unrealized losses on foreign currency translation of $0.3 million during three months ended March 31, 2014, as compared to unrealized losses on foreign currency translation of $6.6 million during the three months ended March 31, 2013. The Company began hedging against certain foreign currency exposures in May 2013.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a gain of $0.2 million for the three months ended March 31, 2014, as compared to a gain of $2.9 million for the three months ended March 31, 2013.  The movements within miscellaneous items are primarily attributable to lower unrealized gains on trading securities (which are offset within Financial Services Segment costs and expenses).

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
BFDS	$1.8	$1.8
IFDS (U.K. and L.P.)	2.1	1.9
Other	1.5	1.9
	$5.4	$5.6

DST’s equity in earnings of unconsolidated affiliates decreased $0.2 million during the three months ended March 31, 2014, as compared to the same period in 2013.

DST’s equity in BFDS earnings remained consistent as compared to the three months ended March 31, 2013. Lower shareowner processing revenues associated with reduced levels of accounts serviced were offset by higher revenues from other ancillary services.

DST’s equity in earnings of IFDS increased $0.2 million during the three months ended March 31, 2014, as compared to the same period in 2013.  The increase is primarily due to higher revenues from increased accounts serviced and reimbursements received for client conversion costs associated with previously announced new wealth management clients. Increased revenues at IFDS were partially offset by conversion-related expenses and reduced earnings from an equity method investment (Cofunds Ltd.) that was sold by IFDS in second quarter 2013. The expenses for the wealth management conversion activities will be recognized as incurred, however the revenue under these contracts will be recognized when various contractual milestones are met.

Total IFDS shareowner accounts serviced were 23.3 million at March 31, 2014, an increase of 1.5 million accounts or 6.9% from December 31, 2013 and an increase of 2.3 million accounts or 11.0% from March 31, 2013.  The increase in accounts for the three months ended March 31, 2014 is primarily attributable to new client conversions, including a previously announced client in Canada that converted approximately 650,000 new accounts during the three months ended March 31, 2014.

DST’s equity in earnings of other unconsolidated affiliates decreased $0.4 million during the three months ended March 31, 2014, as compared to the same period in 2013. The decrease for the three months ended March 31, 2014 is primarily the result of lower earnings from real estate investments.
Additional condensed financial information of DST's significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended
	March 31,
	2014	2013
Total revenues	$251.5	$207.1
Costs and expenses	232.0	192.6
Depreciation and amortization	9.2	7.2
Income from operations	10.3	7.3
Non-operating income	0.8	3.8
Income before income taxes	11.1	11.1
Income taxes	3.3	3.4
Net income	$7.8	$7.7

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 37.4% for the three months ended March 31, 2014, compared to 35.2% for the three months ended March 31, 2013. A change in the proportional mix of domestic and international income caused an increase in the tax rate in 2014 as compared to 2013. The Company’s tax rate for the three months ended March 31, 2013 includes $2.0 million of federal research and experimentation credits. During first quarter 2013, the Company and the IRS reached a resolution in regards to the 2008 and 2009 refund claims. This income tax credit relates to the resolved claim years and certain post-audit periods that are still subject to examination. The law that provided for research and experimentation credits expired on December 31, 2013 and accordingly no research and experimentation credits have been recorded during 2014.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 37.0% for full year 2014.   The full year 2014 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Comprehensive income

The Company's comprehensive income totaled $59.6 million and $127.1 million for the three months ended March 31, 2014 and 2013, respectively. Comprehensive income includes net income of $100.4 million for the three months ended March 31, 2014 compared to $93.2 million for the three months ended March 31, 2013, and other comprehensive loss of $40.8 million for the three months ended March 31, 2014 compared to other comprehensive income of $33.9 million for the three months ended March 31, 2013.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, unrealized gain (loss) on cash flow hedges, the Company’s proportional share of unconsolidated affiliates other comprehensive income (loss), and foreign currency translation adjustments. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services Segment (in millions):

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$256.4	$248.8
Out-of-pocket reimbursements	13.7	12.0
Total revenues	270.1	260.8
Costs and expenses	215.9	197.6
Depreciation and amortization	16.7	15.8
Income from operations	$37.5	$47.4

Operating margin	14.6%	19.1%

The following table summarizes the Financial Services Segment's statistical results (in millions, except as noted):

	March 31,
	2014	2013
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	30.7	33.6
IRA mutual fund accounts	22.9	23.4
Other retirement accounts	8.3	8.5
Section 529 and Educational IRAs	9.2	9.5
Registered accounts - tax-advantaged	40.4	41.4
Total registered accounts	71.1	75.0
Subaccounts	27.0	20.0
Total	98.1	95.0

International mutual fund shareowner accounts processed:
IFDS U.K.	10.8	9.5
IFDS L.P. (Canada)	12.5	11.5
Total	23.3	21.0

	March 31,
	2014	2013
Defined contribution participant accounts	7.1	7.1

ALPS (in billions of U.S. dollars):
Assets Under Management	$12.8	$9.0
Assets Under Administration	$151.8	$115.5

Automatic Work Distributor workstations (in thousands)	210.9	207.9

	March 31,
	2014	2013
Changes in Registered Accounts:
Beginning balance	71.2	75.7
New client conversions	—	0.3
Subaccounting conversions to DST platforms	—	(0.7)
Subaccounting conversions to non-DST platforms	(0.5)	(0.7)
Conversions to non-DST platforms	(0.1)	—
Organic growth	0.5	0.4
Ending balance	71.1	75.0

Changes in Subaccounts:
Beginning balance	25.7	12.4
New client conversions	—	5.7
Conversions from non-DST registered platforms	0.6	0.5
Conversions from DST's registered accounts	—	0.7
Organic growth	0.7	0.7
Ending balance	27.0	20.0

Changes in Defined Contribution Participant Accounts:
Beginning balance	6.9	6.1
New client conversions	—	1.1
Organic growth (decline)	0.2	(0.1)
Ending balance	7.1	7.1

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2014 were $270.1 million, an increase of $9.3 million or 3.6% as compared to the same period in 2013.  Financial Services Segment operating revenues for the three months ended March 31, 2014 were $256.4 million, an increase of $7.6 million or 3.1% as compared to the same period in 2013.

The increase in operating revenues for the three months ended March 31, 2014 is primarily from higher operating revenues at ALPS, DST Brokerage Solutions and Bluedoor, partially offset by lower revenues from DST Retirement (associated with the above mentioned $6.0 million contract termination payment recorded in first quarter 2013) and from lower mutual fund registered shareowner account processing.

Financial Services Segment OOP reimbursement revenues for the three months ended March 31, 2014 were $13.7 million, an increase of $1.7 million or 14.2% as compared to the same period in 2013.  The increase during the three months ended March 31, 2014 is primarily due to an increase in revenues at ALPS due to higher activities, partially offset by lower mutual fund registered shareowner account volumes.

U.S. operating revenues for the three months ended March 31, 2014 were $218.2 million, an increase of $4.0 million or 1.9%, as compared to the same periods in 2013.  International operating revenues for the three months ended March 31, 2014 were $38.2 million, an increase of $3.6 million or 10.4% as compared to the same period in 2013.

ALPS operating revenues increased over the comparable prior year period from organic growth at existing clients and favorable market conditions. DST Brokerage had increased operating revenues as a result of organic growth of subaccounts due to growth of existing clients and client conversions completed after first quarter 2013. Bluedoor had higher professional services revenue and higher software license fee revenue.

Excluding the $6.0 million contract termination payment received in 2013, DST Retirement operating revenues increased during the three months ended March 31, 2014 from the same period in 2013 principally from higher professional services fee revenue.

DST Global Solutions investment management operating revenues during the three months ended March 31, 2014 decreased as compared to the three months ended March 31, 2013, primarily from changes in foreign currency exchange rates between the U.S. dollar and other foreign currencies as well as lower professional services revenue. Financial Services software license fee revenue of $8.1 million remained consistent period over period.

Operating revenues from DST's U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2014. Registered accounts decreased 0.1 million accounts or 0.1% from December 31, 2013 and decreased 3.9 million accounts or 5.2% from March 31, 2013.  The decline in registered accounts from December 31, 2013 and March 31, 2013 is primarily the result of accounts converting to subaccounting platforms and to non-DST platforms, partially offset by organic growth at existing clients. Consistent with the prior estimates, the Company currently projects total conversions of registered accounts to subaccounts in 2014 will approximate four to five million accounts. The 2014 estimated conversions to subaccounting include conversions of tax-advantaged registered accounts. DST has been informed that certain broker/dealers may convert certain tax-advantaged accounts to a subaccounting platform, however, the timing and number of accounts is not currently known. The number of accounts estimated to convert from various DST platforms is based upon information obtained from clients. There are a number of factors that will affect the actual amount of conversions and the timing of those conversions.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $215.9 million for the three months ended March 31, 2014, an increase of $18.3 million or 9.3% as compared to the three months ended March 31, 2013.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology-related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $13.7 million for the three months ended March 31, 2014, an increase of $1.7 million or 14.2% as compared to the same period in 2013.

Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses were $202.2 million for the three months ended March 31, 2014, an increase of $16.6 million or 8.9% as compared to the same period in 2013.  On this basis, costs and expenses during 2014 were impacted by increased costs to support higher revenues and higher costs associated with new business initiatives partially offset by lower mark-to-market losses on deferred compensation liabilities. Also contributing to the increased costs in the Financial Services Segment were $2.5 million of employee termination costs and $2.1 million of advisory costs (in connection with a matter involving a significant shareholder), both incurred during the first quarter 2014.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2014 were $16.7 million, an increase of $0.9 million or 5.7% as compared to the same period in 2013. The increase during the three months ended March 31, 2014 was primarily from higher software capitalization.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2014 was $37.5 million, a decrease of $9.9 million or 20.9% as compared to the same period in 2013. Financial Services Segment income from operations for the three months ended March 31, 2014 decreased primarily from the contract termination payment received in 2013 that did not recur in 2014, higher operating expenses to support new business initiatives as well as higher employee termination and advisory (professional fees) costs, partially offset by higher operating revenues and lower mark-to-market losses in 2014.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services Segment (in millions):

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$92.0	$80.0
Out-of-pocket reimbursements	1.4	1.3
Total revenues	93.4	81.3
Costs and expenses	76.8	69.5
Depreciation and amortization	4.9	4.7
Income from operations	$11.7	$7.1

Operating margin	12.7%	8.9%
The following tables summarizes the Healthcare Services Segment's statistical results (in millions):

	March 31,
	2014	2013
DST Health Solutions covered lives	23.9	23.1

	Three Months Ended
	March 31,
	2014	2013
Argus pharmacy paid claims	117.4	109.2

Revenues

Healthcare Services Segment total revenues for the three months ended March 31, 2014 were $93.4 million, an increase of $12.1 million or 14.9% as compared to the same period in 2013.

Revenues for the three months ended March 31, 2014 increased primarily from increased pharmacy claims paid associated with increased Medicare and Medicaid members and higher revenues from new and existing discount card services clients. Also, contributing to the increase in operating revenue was the recognition of certain project-related revenues, most of which were related to conversions and implementations. Operating revenues also increased from membership and medical claims transaction volume growth at existing clients as well as from new full service clients that successfully converted to DST Health Solutions' processing platform since first quarter 2013. Additionally, operating revenues increased from software services and support associated with the implementation of the Affordable Care Act. Operating revenues include approximately $1.6 million of software license fee revenues for the three months ended March 31, 2014, an increase of $0.6 million over the same period in 2013.

Costs and expenses

Healthcare Services Segment costs and expenses (including OOP costs) were $76.8 million for the three months ended March 31, 2014, an increase of $7.3 million or 10.5% as compared to the same period in 2013.  Costs and expenses in the Healthcare Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures. Healthcare Services costs and expenses for the three months ended March 31, 2014 increased primarily from increased new client conversion activities and increased personnel costs to support the new clients and organic growth at existing clients. Additionally, during the three months ended March 31, 2013, costs and expenses included a $2.5 million loss accrual related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.

Depreciation and amortization

Healthcare Services Segment depreciation and amortization costs for the three months ended March 31, 2014 were $4.9 million, an increase of $0.2 million or 4.3% as compared to the same period in 2013.  The increase during the three months ended March 31, 2014 was primarily from an increase in internally developed capitalized software.

Income from operations

Healthcare Services Segment income from operations for the three months ended March 31, 2014 was $11.7 million, an increase of $4.6 million as compared to the same period in 2013.  Excluding the $2.5 million loss accrual expensed in 2013, the remaining increase is primarily attributable to higher revenues from more volumes processed and recognition of project-related revenue, partially offset by increased personnel costs to support both the new clients and organic growth at existing clients.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications Segment (in millions):

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$167.5	$175.2
Out-of-pocket reimbursements	166.0	175.9
Total revenues	333.5	351.1
Costs and expenses	307.1	321.1
Depreciation and amortization	9.0	10.8
Income from operations	$17.4	$19.2

Operating margin	10.4%	11.0%

	Three Months Ended March 31,
	2014		2013
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
North America	$118.2	$15.9	$126.8	$17.2
United Kingdom	49.3	1.5	48.4	2.0
Customer Communications Segment	$167.5	$17.4	$175.2	$19.2
The following table summarizes the Customer Communications Segment's statistical results (in millions):

	Three Months Ended
	March 31,
	2014	2013
Images Produced
North America	2,254.6	2,598.0
United Kingdom	555.1	543.5
Customer Communications Segment	2,809.7	3,141.5

Packages Mailed
North America	488.6	600.6
United Kingdom	196.6	192.5
Customer Communications Segment	685.2	793.1

Revenues

Customer Communications Segment total revenues for the three months ended March 31, 2014 were $333.5 million, a decrease of $17.6 million or 5.0% as compared to the same period in 2013.  Customer Communications operating revenues for the three months ended March 31, 2014 were $167.5 million, a decrease of $7.7 million or 4.4% as compared to the same period in 2013. Out-of-pocket reimbursement revenues for the three months ended March 31, 2014 were $166.0 million, a decrease of $9.9 million or 5.6% as compared to the same period in 2013.

Customer Communications North America operating revenues decreased $8.6 million or 6.8% during the three months ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily from previously announced client losses, organic declines at existing clients primarily due to a client moving certain print production in-house during 2014 and negative foreign currency impacts from the Canadian business.

Customer Communications U.K. operating revenues increased $0.9 million or 1.9%, as compared to the same period in 2013 primarily due to the impact of foreign currency exchange rates, partially offset by a change in client mix resulting in lower average revenues per image/package.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) were $307.1 million for the three months ended March 31, 2014, a decrease of $14.0 million or 4.4% as compared to the same period in 2013.  Costs and expenses in the Customer Communications Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses decreased $4.1 million or 2.8% for the three months ended March 31, 2014, to $141.1 million.

Excluding OOP costs, Customer Communications North America costs and expenses decreased $6.1 million for the three months ended March 31, 2014, primarily from reduced costs associated with the operating revenue decline.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses increased $2.0 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.

Depreciation and amortization

Customer Communications Segment depreciation and amortization costs for the three months ended March 31, 2014 were $9.0 million, a decrease of $1.8 million or 16.7% as compared to the same period in 2013.  Depreciation and amortization expense in North America decreased $1.2 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily attributable to fewer asset additions. Depreciation and amortization expense in the U.K. decreased $0.6 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 due to lower capital expenditures.

Income from operations

Customer Communications Segment income from operations for the three months ended March 31, 2014 decreased $1.8 million, as compared to the same period in 2013.  During the three months ended March 31, 2014, Customer Communications North America income from operations decreased $1.3 million and Customer Communications U.K. income from operations decreased $0.5 million.  The decrease in Customer Communications North America is primarily due to lower revenues, partially offset by reduced operating costs.  The decrease in Customer Communications U.K. income from operations is due to increased operating costs, partially offset by lower depreciation.

INVESTMENTS AND OTHER SEGMENT

The following tables present the financial results of the Investments and Other Segment (in millions):

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$14.2	$14.3
Out-of-pocket reimbursements	—	—
Total revenues	14.2	14.3
Costs and expenses	8.8	8.8
Depreciation and amortization	2.0	2.5
Income from operations	$3.4	$3.0

Operating margin	23.9%	21.0%
Revenues

Investments and Other Segment operating revenues and total revenues were both $14.2 million for the three months ended March 31, 2014, a decrease of $0.1 million or 0.7% as compared to the same period in 2013. The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment.  For the three months ended March 31, 2014 and 2013, Investments and Other Segment costs and expenses were $8.8 million.

Depreciation and amortization

Investments and Other Segment depreciation and amortization expense for the three months ended March 31, 2014 was $2.0 million, a decrease of $0.5 million as compared to the same period in 2013, primarily attributable to real estate sold or held for sale.

Income from operations

Investments and Other Segment recorded income from operations of $3.4 million during the three months ended March 31, 2014, an increase of $0.4 million as compared to the same period in 2013.  The increase in operating income for the three months ended March 31, 2014 is primarily from lower depreciation expense attributable to real estate sold or held for sale.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting financial information on a GAAP basis, DST has disclosed non-GAAP financial information which has been reconciled to the corresponding GAAP measures in the following financial schedules titled “Reconciliation of Reported Results to Non-GAAP Results.”  In making these adjustments to determine the non-GAAP results, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

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

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO NON-GAAP RESULTS
Three Months Ended March 31,
(Unaudited - in millions, except per share amounts)

	2014
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$68.1	$160.5	$100.4	$2.37
Adjusted to remove:
Employee termination expenses - Financial Services	2.5	2.5	1.6	0.04
Advisory costs - Financial Services (1)	2.1	2.1	1.3	0.03
Net gain on securities and other investments (2)	—	(90.0)	(55.8)	(1.32)
Adjusted Non-GAAP results	$72.7	$75.1	$47.5	$1.12

	2013
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$74.6	$143.8	$93.2	$2.04
Adjusted to remove:
Contract termination payment - Customer Communications	(6.0)	(6.0)	(3.7)	(0.08)
Loss accrual - Healthcare Services (3)	2.5	2.5	2.5	0.06
Net gain on securities and other investments (2)	—	(72.3)	(44.8)	(0.98)
Income tax item (4)	—	—	(2.2)	(0.05)
Adjusted Non-GAAP results	$71.1	$68.0	$45.0	$0.99

Note:  See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

Description of Non-GAAP Adjustments

(1) Advisory costs incurred in connection with a matter involving a significant shareholder (the Argyros Group) are recorded within Costs and expenses.

(2) Net gain on securities and other investments is comprised of net realized gains from sales of available-for-sale securities, other than temporary impairments on available-for-sale securities and net gains on private equity funds and other investments.

(3) Loss accruals are recorded within Costs and expenses. An incremental loss accrual was recorded in 2013 for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009 in the Healthcare Services Segment.

(4) Income tax items relate to benefits resulting from resolution of refund claims for historical research and experimentation credits.

Management’s analysis of non-GAAP results for the three months ended March 31, 2014 and 2013

Taking into account the items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.12 and $0.99 for the three months ended March 31, 2014 and 2013, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the items in the reconciliation tables above.  In addition, the increase in non-GAAP diluted earnings per share for the three months ended March 31, 2014 is attributable to lower weighted average diluted shares outstanding and improved operating revenues within the Healthcare and Financial Services segments, partially offset by higher costs associated with new business initiatives in both the Financial Services and Healthcare Services Segment and lower operating income in the Customer Communications segment. Diluted earnings per share in future periods will be affected by any future share repurchases and the related timing of such repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $581.8 million at March 31, 2014) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  In addition, at March 31, 2014, the Company had approximately $681.7 million of availability under its domestic revolving credit facilities. The Company is currently in the process of renewing its accounts receivable securitization program and does not anticipate any issues with its ability to renew this facility prior to its expiration date of May 15, 2014.

Sources and uses of cash

The Company had $140.1 million and $62.5 million of cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively. The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2014 and 2013 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $71.3 million during the three months ended March 31, 2014 compared to $42.2 million for the three months ended March 31, 2013, an increase of $29.1 million.

Operating cash flows during 2014 resulted principally from net income of $100.4 million, (including $33.2 million of dividend income from an investment in a private company), changes in working capital and proceeds from the sale of trading securities, both as described below, and adjustments for non-cash or non-operating items included in the determination of net income including net gains on investments of $45.7 million and depreciation and amortization expense of $32.0 million.

Operating cash flows for the three months ended March 31, 2014 were negatively impacted by changes in working capital as compared to the same period in 2013. Significant changes in working capital from 2013 to 2014 were accounts receivable, accrued compensation and benefits and income taxes payable as a result of the following:

•
Accounts receivable increased $29.3 million during the three months ended March 31, 2014, as compared to a decrease of $4.0 million during the same period in 2013, a net decrease in working capital of $33.3 million.

•	Accrued compensation and benefits decreased $50.8 million during 2014, as compared to a decrease of $43.9 million during 2013, a net decrease in working capital of $6.9 million.

•
Income taxes payable increased $51.9 million during 2014, as compared to an increase of $25.4 million during 2013, primarily driven by the timing of tax payments on the prior year investment sales and higher operating results.

In addition, the Company had increased operating cash flows from the sale of trading securities (included within Other, net) of approximately $12.4 million during the three months ended March 31, 2014 as compared to the same period in 2013. In April 2014 deferred compensation liabilities of approximately the same amount were paid, which will decrease operating cash flows for the six months ended June 30, 2014.

Investing activities

Cash flows provided by investing activities were $37.5 million during the three months ended March 31, 2014 as compared to $104.4 million for the three months ended March 31, 2013, a decrease of $66.9 million.  The decrease is primarily attributable to decreases in restricted cash to satisfy client fund obligations and lower proceeds from the sale of investments in 2014.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2014	2013
Financial Services	$19.0	$13.5
Healthcare Services	2.6	2.4
Customer Communications	8.9	10.0
Investments and Other	0.9	1.7
	$31.4	$27.6

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or draws from bank lines of credit, as required.

Investments

The Company purchased $27.9 million and $31.7 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, the Company received $82.7 million from the sale/maturities of investments as compared to $133.6 million during the three months ended March 31, 2013.

Financing activities

Cash flows used in financing activities were $31.2 million during the three months ended March 31, 2014 as compared to $114.1 million for the three months ended March 31, 2013.  The lower cash outflows in 2014 are primarily attributable to lower cashflows on client fund obligations of $52.6 million and lower repurchases of common stock of $68.6 million. Also impacting the cash used in financing activities during the quarter are net debt repayments of $13.6 million in 2014 as compared to net debt borrowings during 2013 of $25.4 million.

Common stock issuances and repurchases

On January 29, 2014, the Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market transactions. The Company did not repurchase any shares of DST common stock during the three months ended March 31, 2014. The Company currently does not intend to repurchase any shares under this plan in the near term. The Company repurchased approximately 0.8 million shares of DST common stock for $52.5 million during the three months ended March 31, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. On March 23, 2014, DST entered into a settlement agreement with the Argyros Group.  The settlement agreement provided, among other things, that, DST will enter into a two-step process to help facilitate the disposition of a substantial portion of the Argyros Group’s common stock ownership in DST.  In order to implement the Argyros Group's disposition, DST would, at the election of the Argyros Group and subject to the satisfaction of certain conditions (including execution of definitive agreements), help facilitate a registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering, DST would purchase $200.0 million of DST common stock, beneficially owned by the Argyros Group and not sold in the secondary offering, based upon a price determined in connection with the secondary offering.  In the event that the Argyros Group has not consummated the secondary offering within nine months following the execution by DST and the Argyros Group of one or more definitive agreements, so long as DST has complied with its obligations to the Argyros Group, DST would no longer have any obligation to help facilitate the Argyros Group's disposition.

The Company received proceeds of $8.7 million and $12.2 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2014 and 2013, respectively.  Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in Common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $5.5 million and $21.6 million during the three months ended March 31, 2014 and 2013, respectively.

Dividends

DST paid a quarterly cash dividend of $12.6 million, or $0.30 per common share, during the three months ended March 31, 2014 as compared to the cash dividend of $13.3 million, or $0.30 per common share, paid during the three months ended March 31, 2013.

Client funds obligations

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. The Company had $345.4 million and $366.5 million of client funds obligations at March 31, 2014 and December 31, 2013, respectively.

Debt activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $669.3 million and $683.0 million of debt outstanding at March 31, 2014 and December 31, 2013, respectively, a decrease of $13.7 million during the three months ended March 31, 2014.

The Company's debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. The Company is currently in compliance with these covenants. The Company's debt arrangements are described in Note 7 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At March 31, 2014 and December 31, 2013, total borrowings on the loan were $30.5 million and $28.3 million, respectively, and the Company’s guarantee totaled $2.7 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At March 31, 2014, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

In certain instances in which the Company licenses proprietary systems or third party systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company’s liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at March 31, 2014 and December 31, 2013, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

Off balance sheet obligations

As of March 31, 2014, the Company had no material off balance sheet arrangements.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2014 was approximately $581.8 million.  The impact of a 10% change in fair value of these investments would be approximately $37.0 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2014, the Company and BFDS had average daily cash balances of approximately $2.1 billion maintained in such accounts, of which approximately $1.4 billion were maintained at BFDS.  The Company estimates that a 100 basis point change in the interest earnings rate would equal approximately $6.8 million of net income (loss).

At March 31, 2014, the Company had $669.3 million of debt, of which $275.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

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

At March 31, 2014, the Company’s international subsidiaries had approximately $234.6 million in total assets and for the three months ended March 31, 2014, these international subsidiaries recorded net income of approximately $4.3 million.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $23.5 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.4 million for the three months ended March 31, 2014.

The Company has entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on the Company's operations. The total notional value of the Company's foreign currency derivatives is $128.2 million at March 31, 2014. The fair value of the contracts that qualify for hedge accounting results in a liability of $0.2 million at March 31, 2014. The Company estimates that a 10% change in exchange rates would result in a $0.7 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $0.2 million at March 31, 2014. The Company estimates a 10% change in exchange rates on these contracts would result in a $5.3 million change to consolidated net income. All gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Excluding intercompany loans that have been hedged, the Company has approximately $9.8 million of unhedged intercompany loans as of March 31, 2014 with certain of its international subsidiaries that are expected to be repaid. The Company estimates that a 10% change in exchange rates on these intercompany loans would not have a significant impact on net income.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2014.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Trends or events affecting our clients or their industries could decrease the demand for our products and services or the loss of, reduction of business with, or less favorable terms with any of our significant customers could materially harm our business and results of operations.

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

On a consolidated basis, the Company's four largest customers, excluding Boston Financial Data Services with which we have a joint venture relationship, account for 14% of consolidated operating revenues. The Healthcare Services Segment's five largest customers accounted for 48% of our revenue in such segment. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.

Events that adversely affect our clients' businesses, rates of growth or numbers of customers they serve could decrease demand for our products and services and the number of transactions we process. Events that could adversely affect our clients' businesses include decreased demand for our customers' products and services, adverse conditions in our customers' markets or adverse economic conditions generally. We may be unsuccessful in predicting the needs of changing industries and whether potential customers will accept our products or services. We also may invest in technology or infrastructure for specific customers and not realize additional revenue from such investments. If trends or events do not occur as we expect, our business could be negatively impacted.

Mergers or acquisitions of or consolidations among our customers could reduce the number of our customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. The adverse effects of consolidation could be greater in sectors that we are particularly dependent upon, such as in the financial services or healthcare services sectors. Any of these developments could materially and adversely affect our business, financial condition, operating results and cash flows.

The Securities and Exchange Commission may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business.

The SEC may issue regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale. Additionally, brokers and financial intermediaries may become subject to new fiduciary standards-of-care that could cause them to alter their methods of distribution. We cannot predict the requirements the SEC may propose and finally adopt. Regulations that would cause current distribution channels or interest in mutual fund investing to change could decrease the number of accounts on our systems as a result of changes in client offerings or the attractiveness of offerings to customers of our clients. This could adversely affect our business and operating results. Additionally, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

An increase in subaccounting services performed by brokerage firms has and will continue to adversely impact our revenues.

We service mutual fund and other accounts under shareowner recordkeeping arrangements which we refer to as registered accounts. These arrangements are distinguished from broker subaccounts, which are serviced under contract with a broker/dealer. Our clients may adopt the broker subaccount structure. We offer subaccounting services to brokerage firms that perform shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our clients to use a broker subaccountstructure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which generally results in lower revenues. While subaccounting conversions have generally been limited to our non tax-advantaged mutual fund accounts, such conversions have begun to extend to the tax-advantaged accounts (such as retirement and Section 529 accounts) we service, which could adversely affect our business and operating results.

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

Decreasing demand for traditional printed and mailed communications may continue to adversely affect our business, depending on the extent to which our customers' and their clients' acceptance of electronic alternatives continues to grow.

To the extent clients' customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents has decreased and could continue to decrease. We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions. Customers may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than the Company. In particular, clients have terminated their services or moved production in-house. This has and could continue to adversely affect our business and our operating results.

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

We and our unconsolidated affiliates are subject to regulation. Any regulatory violations, changes or uncertainties could adversely affect our business.

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

Our clients are subject to regulation that could affect our business.

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations. For example, our accounts in our Healthcare Services Segment are impacted by the Patient Protection and Affordable Care Act, including the Health Insurance Marketplace, the implementation of which began this year. Such implementation is still in its early stages, and we cannot predict the impact it will have on our customers and their demand for our services.

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

We have made substantial investments in software and other intellectual property on which our business is highly dependent. Businesses we acquire also often involve intellectual property portfolios, which increase the challenges we face in protecting our strategic advantage. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Our protection of our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.

To the extent available, we rely on patent, trade secret and copyright laws; however, significant portions of our proprietary intellectual property is not protected by patents. We also utilize nondisclosure and other contractual agreements and security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else's intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that such claims relate to our products and services, and seek indemnification from us. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, operating results, and cash flows.

Failure to protect our confidential information and that of our clients, their customers, and our employees could hurt our business.

We electronically maintain sensitive intellectual property, proprietary information and personally identifiable information, including financial and personal health information, of our clients, their customers and our employees. In certain circumstances, vendors have access to such information in order to assist us with responsibilities such as, producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers' or our employees' intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues, regulatory penalties or litigation. We maintain systems and procedures to protect against unauthorized access to electronic information and cybersecurity attacks, and we generally impose security requirements on our vendors, but we cannot guarantee these systems, procedures or requirements will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats.

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

We hold significant investments in available-for-sale equity securities of other companies, primarily State Street Corporation, or other financial interests that are subject to fluctuations in market prices. A significant decline in the value of our equity investments could have a material adverse effect on our financial condition or operating results. We may not always be able to sell those investments at higher prices than we paid for them or than the value of the consideration used to acquire them.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover, which is not approved by our Board of Directors. The provisions include:

•	super-majority stockholder approval required for certain actions;

•	staggered terms for directors;

•	specific procedures for stockholders to nominate new directors;

•	the Board's authority to issue and set the terms of preferred stock;

•
a stockholders' rights plan that would cause substantial dilution to a person or group that acquires 15% or more of our outstanding common stock (as determined pursuant to the rights plan) without the approval of our Board of Directors;

•	various rights of joint venture co-owners, lenders and certain customers and executives in the event of a change in control;

•	public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us; and

•	legal restrictions on business combinations with certain stockholders.

Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.

A change in control of the Company would trigger various rights and obligations in service agreements with our customers and in agreements governing our joint ventures. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual's termination of employment without “cause” or resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting of equity grants, as applicable, under such agreements and programs. This accelerated funding, vesting or payment may decrease an employee's incentive to continue employment with us. We have adopted an executive severance plan which, among other things, provides benefits to participating senior officers and executives who are terminated in connection with a change of control. Certain other executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

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

Our business strategy anticipates that we will supplement internal growth by pursuing acquisitions of complementary businesses. We may be unable to identify suitable businesses to acquire. We compete with other potential buyers for the acquisition of other complementary businesses. Information we obtain about an acquisition target may be limited and there can be no assurance that an acquisition will perform as expected or positively impact our financial performance. Potential acquisitions involve risk, including the risk we would be unable to effectively integrate the acquired technologies, operations and personnel into our business, and the risk that management's attention and our capital would be diverted from other areas of our business. The anticipated benefits of our acquisitions may not materialize. Future acquisitions or dispositions could result in the issuance of capital stock, incurrence of debt, contingent liabilities or expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected.

If our new investments and business initiatives are not successful, our financial condition and prospects could be adversely affected.

We are investing heavily in our technology, including hardware and software, to improve existing products and services and add new products and services to address the needs of existing or new clients. Our investments may not lead to successful deployment or increases in the number of accounts or transactions. If we are not successful in creating value from our investments by increasing sales or reducing expenses, our financial condition and prospects could be harmed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	252	(1)	$90.07	$—	$250,000,000	(2)
February 1 — February 28	620	(1)	90.01	—	250,000,000	(2)
March 1 — March 31	56,195	(1)	96.69	—	250,000,000	(2)
Total	57,067		$96.59	$—	$250,000,000	(2)
__________________________________________________

(1)
For the three months ended March 31, 2014, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 57,067 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 252 shares were purchased in January 2014, 620 shares were purchased in February 2014 and 56,195 shares were purchased in March 2014.

(2)
On January 29, 2014, the DST Board of Directors authorized a $250.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. The Company has not repurchased any shares under the existing share repurchase plan and currently does not expect to repurchase any shares under the existing share repurchase plan in the near term. In accordance with the settlement agreement with the Argyros Group subject to certain conditions, concurrent with the closing of the contemplated secondary offering by the Argyros Group, DST will repurchase $200.0 million of DST common stock beneficially owned by the Argyros Group and not sold in the contemplated secondary offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1
Agreement dated March 23, 2014 by and among the Company and the Argyros Group, which is attached as Exhibit 99.2 to the Company's Current Report on Form 8-K filed March 24, 2014 (Commission File No. 1-14036) is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2014

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)