Form 10-Q
period 2014-06-30
DST SYSTEMS INC
filed 2014-08-05
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2014:
Common Stock $0.01 par value — 39,732,928

DST Systems, Inc.
Form 10-Q
June 30, 2014

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
June 30, 2014

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$83.3	$62.5
Funds held on behalf of clients	330.2	316.3
Client funding receivable	37.7	50.2
Accounts receivable	356.9	343.4
Other assets	57.1	70.0
	865.2	842.4

Investments	766.0	881.3
Unconsolidated affiliates	297.2	288.1
Properties, net	412.7	445.2
Intangible assets, net	129.8	137.4
Goodwill	423.3	423.7
Other assets	99.1	72.4
Total assets	$2,993.3	$3,090.5

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$207.2	$283.6
Client funds obligations	367.9	366.5
Accounts payable	94.8	86.7
Accrued compensation and benefits	128.0	154.3
Deferred revenues and gains	69.9	71.6
Income taxes payable	5.4	—
Other liabilities	112.1	110.1
	985.3	1,072.8

Long-term debt	464.5	399.4
Income taxes payable	133.1	124.2
Deferred income taxes	221.6	255.4
Other liabilities	36.9	54.9
Total liabilities	1,841.4	1,906.7
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 92.9 million and 95.3 million shares, respectively, issued	0.9	1.0
Additional paid-in capital	186.2	187.3
Retained earnings	3,777.6	3,777.7
Treasury stock (53.2 million and 53.5 million shares, respectively), at cost	(3,073.6)	(3,090.4)
Accumulated other comprehensive income	260.8	308.2
Total stockholders’ equity	1,151.9	1,183.8
Total liabilities and stockholders’ equity	$2,993.3	$3,090.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$509.6	$485.1	$1,014.8	$980.3
Out-of-pocket reimbursements	169.9	172.0	348.5	359.2

Total revenues	679.5	657.1	1,363.3	1,339.5

Costs and expenses	576.1	551.3	1,159.8	1,125.9
Depreciation and amortization	32.1	33.1	64.1	66.3

Income from operations	71.3	72.7	139.4	147.3

Interest expense	(7.0)	(9.3)	(13.6)	(18.9)
Other income, net	131.2	28.4	224.8	101.6
Equity in earnings of unconsolidated affiliates	9.6	9.5	15.0	15.1

Income before income taxes	205.1	101.3	365.6	245.1
Income taxes	67.3	22.8	127.4	73.4

Net income	$137.8	$78.5	$238.2	$171.7

Weighted average common shares outstanding	40.9	43.7	41.4	44.0
Weighted average diluted shares outstanding	41.2	44.5	41.8	45.0

Basic earnings per share	$3.37	$1.80	$5.75	$3.90
Diluted earnings per share	$3.34	$1.77	$5.70	$3.81

Cash dividends per share of common stock	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$137.8	$78.5	$238.2	$171.7

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available-for-sale securities	(8.5)	25.1	(49.9)	63.0
Unrealized gains on cash flow hedges	0.2	0.3	0.4	0.7
Foreign currency translation adjustments	1.7	(1.0)	2.1	(5.4)
Other comprehensive income (loss)	(6.6)	24.4	(47.4)	58.3

Comprehensive income	$131.2	$102.9	$190.8	$230.0

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows — operating activities:
Net income	$238.2	$171.7
Depreciation and amortization	64.1	66.3
Net gains on investments	(149.7)	(85.7)
Amortization of share based compensation	10.3	10.4
Equity in earnings of unconsolidated affiliates	(15.0)	(15.1)
Dividends from unconsolidated affiliates	1.5	129.1
Gain on contract to repurchase common stock	(18.1)	—
Deferred income taxes	(3.1)	(2.5)
Changes in accounts receivable	(13.5)	27.6
Changes in other assets	3.7	(12.7)
Changes in accounts payable and accrued liabilities	0.5	(7.2)
Changes in income taxes payable	24.5	(15.5)
Changes in deferred revenues and gains	(1.7)	(0.9)
Changes in accrued compensation and benefits	(23.1)	(22.4)
Other, net	9.7	0.5
Net cash provided from operating activities	128.3	243.6
Cash flows — investing activities:
Capital expenditures	(59.8)	(51.8)
Investments in securities	(44.4)	(53.9)
Proceeds from sales/maturities of investments	214.9	190.7
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	(14.0)	52.8
Other, net	9.3	(13.2)
Net cash provided from investing activities	106.0	124.6
Cash flows — financing activities:
Proceeds from issuance of common stock	9.8	17.2
Principal payments on debt	(130.0)	(22.7)
Repurchases of senior convertible debentures	—	(39.2)
Net borrowings (payments) on revolving credit facilities	118.5	(24.1)
Net proceeds from accounts receivable securitization program	—	15.0
Net increase (decrease) in client funds obligations	14.0	(62.8)
Common stock repurchased	(205.7)	(137.0)
Payment of cash dividends	(24.5)	(26.4)
Excess tax benefits from share based compensation	4.6	1.6
Other, net	(0.2)	(0.2)
Net cash used for financing activities	(213.5)	(278.6)
Net increase in cash and cash equivalents	20.8	89.6
Cash and cash equivalents, beginning of period	62.5	88.3
Cash and cash equivalents, end of period	$83.3	$177.9

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented.

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

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

In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers.” This standard will replace the existing accounting standard for revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. Early application of this standard is not permitted. This standard permits two transition approaches, either the retrospective transition method or the cumulative effect transition method. The Company is currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

2.  Client Funds/Obligations

The Company had $330.2 million and $316.3 million of funds held on behalf of clients at June 30, 2014 and December 31, 2013, respectively.  During the six months ended June 30, 2014, the Company received no proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. During the six months ended June 30, 2013, the Company received $19.0 million of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and gross realized losses associated with the sales/maturities of available-for-sale securities held to satisfy client funds obligations were not significant during both the six months ended June 30, 2014 and 2013.

3.  Investments

Investments are as follows (in millions):

	Carrying Value
	June 30, 2014	December 31, 2013
Available-for-sale securities:
State Street Corporation	$432.1	$515.5
Other available-for-sale securities	141.9	138.5
	574.0	654.0
Other:
Trading securities	29.7	44.3
Cost method and other investments	162.3	183.0
	192.0	227.3
Total investments	$766.0	$881.3

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30, 2014	December 31, 2013
Book cost basis	$168.3	$166.9
Gross unrealized gains	406.6	487.5
Gross unrealized losses	(0.9)	(0.4)
Market value	$574.0	$654.0

At June 30, 2014 and December 31, 2013, the Company’s carrying value of available-for-sale investments was $574.0 million and $654.0 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $172.0 million and $201.1 million at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company received $86.7 million and $148.1 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $2.1 million and $16.4 million and gross realized losses of $0.2 million and $0.7 million were recorded during the three months ended June 30, 2014 and 2013, respectively, from the sale of available-for-sale securities. Gross realized gains of $48.2 million and $85.5 million and gross realized losses of $0.3 million and $1.1 million were recorded during the six months ended June 30, 2014 and 2013, respectively, from the sale of available-for-sale securities.

The Company had no unrealized losses on available-for-sale securities for the three months ended June 30, 2014, compared to $0.3 million for the three months ended June 30, 2013, related to other than temporary investment impairments. In addition, the Company recorded unrealized losses on available-for-sale securities of $0.1 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively, related to other than temporary investment impairments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income, net in the Condensed Consolidated Statement of Income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Common stock	$13.4	$0.9	$—	$—	$13.4	$0.9

December 31, 2013
Common stock	$5.9	$0.4	$—	$—	$5.9	$0.4

The Company is a limited partner in various private equity funds which are primarily accounted for using the cost method.  At June 30, 2014 and December 31, 2013, the Company’s carrying value of these private equity fund investments was approximately $147.8 million and $167.3 million, respectively.  At June 30, 2014, the Company had future capital commitments related to these private equity fund investments of approximately $6.5 million. Additionally, the Company has other investments with a carrying value of $14.5 million and $15.7 million at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, the Company received a $33.2 million cash dividend from a cost method investment in a privately-held company. Following receipt of the dividend, DST sold its remaining interest in the privately-held company during the three months ended June 30, 2014, resulting in pre-tax cash proceeds and a related gain of $103.6 million.

The Company records lower of cost or market valuation adjustments on cost method and other investments when impairment conditions are present.  The Company recorded impairments on cost method and other investments of $1.3 million during the three months ended June 30, 2014, as compared to no impairments recorded during the three months ended June 30, 2013. The Company recorded impairments on cost method and other investments of $1.6 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively.

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

4.  Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	June 30, 2014	December 31, 2013
Boston Financial Data Services, Inc.	50%	$75.5	$72.5
International Financial Data Services (U.K. and L.P.)	50%	186.2	179.0
Unconsolidated real estate and other affiliates		35.5	36.6
Total		$297.2	$288.1

Equity in earnings of unconsolidated affiliates follows are as (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Boston Financial Data Services, Inc.	$1.2	$2.5	$3.0	$4.3
International Financial Data Services (U.K. and L.P.)	1.0	6.1	3.1	8.0
Unconsolidated real estate and other affiliates	7.4	0.9	8.9	2.8
Total	$9.6	$9.5	$15.0	$15.1

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

As of June 30, 2014 and December 31, 2013, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds, and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$201.1	$201.1	$—	$—
Equity securities (2)	603.7	603.7	—	—
Pooled funds (2)	4.3	—	4.3	—
Deferred compensation liabilities (3)	(29.7)	(29.7)	—	—
Derivative instruments (3)	(0.6)	—	(0.6)	—
Total	$778.8	$775.1	$3.7	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$170.5	$170.5	$—	$—
Equity securities (2)	698.0	698.0	—	—
Pooled funds (2)	12.4	—	12.4	—
Fixed income securities (2)	0.3	—	0.3	—
Deferred compensation liabilities (3)	(44.3)	(44.3)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$836.1	$824.2	$11.9	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients and Other assets on the Company’s Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Company’s Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheet.

At June 30, 2014 and December 31, 2013, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $49.9 million and $45.5 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$168.3	$53.1	$168.3	$47.0
Other	26.6	12.0	26.6	10.5
Total	$194.9	$65.1	$194.9	$57.5

Amortization expense of intangible assets for both the three and six months ended June 30, 2014 and 2013 was approximately $3.8 million and $7.6 million, respectively. Annual amortization for intangible assets recorded as of June 30, 2014 is estimated to be (in millions):

Remainder of 2014	$7.3
2015	14.4
2016	14.1
2017	14.0
2018	13.8
Thereafter	66.2
Total	$129.8

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2014, by Segment (in millions):

	December 31, 2013	Acquisitions	Disposals	Other	June 30, 2014
Financial Services	$235.6	$—	$—	$0.7	$236.3
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	33.1	—	—	(1.1)	32.0
Total	$423.7	$—	$—	$(0.4)	$423.3

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2014	December 31, 2013
Accounts receivable securitization program	$150.0	$150.0
Secured promissory notes	7.5	7.8
Term loan credit facility	—	125.0
Revolving credit facilities	128.9	10.4
Senior notes	370.0	370.0
Related party credit agreements	4.8	5.8
Other indebtedness	10.5	14.0
	671.7	683.0
Less current portion of debt	207.2	283.6
Long-term debt	$464.5	$399.4

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million.  In May 2014, the Company renewed its accounts receivable securitization program. The facility will expire by its terms on May 14, 2015, unless renewed.

The outstanding amount under the program was $150.0 million at both June 30, 2014 and December 31, 2013.  During the six months ended June 30, 2014 and 2013, total proceeds from the accounts receivable securitization program were approximately $505.1 million and $482.2 million, respectively, and total repayments were approximately $505.1 million and $467.2 million, respectively.

Term loan credit facility

The Company repaid its $125.0 million term loan credit facility in June 2014. The facility had a maturity date of October 28, 2014. Amounts prepaid may not be re-borrowed.

Revolving credit facilities

The Company has a syndicated line of credit facility which provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630.0 million. On April 17, 2014, the Company amended the syndicated line of credit facility to, among other items, allow for certain additional dispositions of non-operating assets, the proceeds of which were used to repurchase a portion of the outstanding shares owned by the Argyros Family Trust and certain of its affiliates (collectively, “Argyros Group”).

Senior Notes

DST has $370.0 million of outstanding privately placed senior notes (collectively, the “Senior Notes”) at both June 30, 2014 and December 31, 2013. On April 17, 2014, the Company received a consent from the holders of a majority of the Senior Notes whereby the noteholders consented to the Company’s repurchase of DST common stock by the Company from the Argyros Group.

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

As of June 30, 2014 and December 31, 2013, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$40.0	$40.2	$40.0	$40.6
Senior notes - Series B	105.0	109.9	105.0	110.0
Senior notes - Series C	65.0	68.7	65.0	68.3
Senior notes - Series D	160.0	171.8	160.0	168.1
Total	$370.0	$390.6	$370.0	$387.0

8. Hedging Transactions and Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. When determined appropriate, DST uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk. The Company may use various types of derivative instruments including, but not limited to, forward contracts, option contracts and swaps. The Company does not enter into derivative arrangements for speculative purposes.
The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further discussed within Note 5 of these financial statements. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency contracts	Other current liabilities	$0.1	$0.4
Interest rate contracts	Other long term liabilities	0.1	0.1
Total liabilities		$0.2	$0.5
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
The Company has entered into a foreign currency cash flow hedging program to reduce the risk that DST’s net cash outflows resulting from intercompany purchases of services from its international subsidiaries could be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $11.0 million and $11.2 million as of June 30, 2014 and December 31, 2013, respectively.
The Company monitors the mix of short-term debt and long-term debt regularly. From time to time, the Company manages its variable rate interest risk through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program were $7.1 million and $7.3 million as of June 30, 2014 and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 30, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Interest rate contracts	$0.3	Interest expense	$—

2013
Foreign currency contracts	(0.2)	Costs and expenses	—
Interest rate contracts	$(0.5)	Interest expense	$(1.3)
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 30, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Foreign currency contracts	$(0.1)	Costs and expenses	$(0.2)
Interest rate contracts	0.4	Interest expense	—

2013
Foreign currency contracts	(0.2)	Costs and expenses	—
Interest rate contracts	$(0.5)	Interest expense	$(2.0)

There were no gains or losses recognized into income as a result of ineffectiveness during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company estimates that the amounts to be reclassified into earnings during the next 12 months are approximately $0.1 million.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (British pound and Canadian dollar). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in other income, net in the Company’s Condensed Consolidated Statement of Income. The total notional values of derivatives related to the Company’s foreign currency economic hedges were $115.2 million and $115.1 million as of June 30, 2014 and December 31, 2013, respectively.

The pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended June 30, 2014 and 2013 was not significant.
9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 32.8% and 34.8% for the three and six months ended June 30, 2014, respectively, compared to 22.5% and 29.9% for the three and six months ended June 30, 2013, respectively. The Company’s tax rate for the three and six months ended June 30, 2014 was lower than the statutory federal income tax rate of 35% primarily attributable to the $18.1 million gain on share repurchase which had no tax expense, and the completion of a state examination which resulted in the recognition of $2.5 million of income tax benefits from the reversal of previously reserved tax positions during the three months ended June 30, 2014. The Company’s tax rate for the three and six months ended June 30, 2013 was lower than the statutory federal income tax rate of 35% primarily attributable to the completion of an IRS examination which resulted in recognition of $14.1 million and $16.1 million of income tax benefits during the three and six months ended June 30, 2013, respectively.

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

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$137.8	$78.5	$238.2	$171.7

Weighted average common shares outstanding	40.9	43.7	41.4	44.0
Incremental shares from restricted stock units, stock options and convertible debentures	0.3	0.8	0.4	1.0
Weighted average diluted shares outstanding	41.2	44.5	41.8	45.0

Basic earnings per share	$3.37	$1.80	$5.75	$3.90
Diluted earnings per share	$3.34	$1.77	$5.70	$3.81

The Company had approximately 39.7 million and 43.3 million common shares outstanding at June 30, 2014 and 2013, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and six months ended June 30, 2014 and 2013.

Share based compensation

The Company has share based compensation plans covering its employees and non-employee directors.  During the six months ended June 30, 2014, the Company granted approximately 0.3 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the six months ended June 30, 2014, the Company had 0.2 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At June 30, 2014, the Company had outstanding 0.8 million unvested RSU’s and 0.7 million stock options (of which 0.2 million are not yet exercisable).

The Company recognized share based compensation expense of $6.0 million and $10.3 million during the three and six months ended June 30, 2014, respectively, as compared to $4.5 million and $10.4 million during the three and six months ended June 30, 2013, respectively.

At June 30, 2014, the Company had $41.6 million of total unrecognized compensation expense (included in Additional paid-in capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock unit grants will be approximately $10.5 million for the remainder of 2014, $15.9 million for 2015, $8.0 million for 2016 and $1.2 million for 2017, based on awards currently outstanding. Future amortization is not projected on approximately $6.0 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$300.8	$(0.5)	$7.9	$308.2
Net current period other comprehensive income (loss)	(49.9)	0.4	2.1	(47.4)
Balance, June 30, 2014	$250.9	$(0.1)	$10.0	$260.8

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	June 30,
	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(12.0)	$(7.3)	$56.3	$34.5
Reclassification of gains into net earnings on available-for-sale securities (1)	(1.9)	(1.2)	(15.4)	(9.4)
Net change in available-for-sale securities	(13.9)	(8.5)	40.9	25.1
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.3	0.2	(0.7)	(0.5)
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	—	—	1.3	0.8
Net change in cash flow hedges	0.3	0.2	0.6	0.3
Cumulative translation adjustments	1.7	1.7	(1.0)	(1.0)
Total other comprehensive income (loss)	$(11.9)	$(6.6)	$40.5	$24.4

	Six Months Ended
	June 30,
	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(33.0)	$(20.7)	$186.3	$114.2
Reclassification of gains into net earnings on available-for-sale securities (1)	(47.9)	(29.2)	(83.9)	(51.2)
Net change in available-for-sale securities	(80.9)	(49.9)	102.4	63.0
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.3	0.2	(0.7)	(0.5)
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.2	—	—
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	—	—	2.0	1.2
Net change in cash flow hedges	0.5	0.4	1.3	0.7
Cumulative translation adjustments	2.1	2.1	(5.5)	(5.4)
Total other comprehensive income (loss)	$(78.3)	$(47.4)	$98.2	$58.3
_______________________________________________________________
(1) Realized (gains)/losses on available-for-sale securities are recognized in Other income, net on the Company’s Condensed Consolidated Statement of Income.
(2) Reclassification to net earnings of derivatives qualifying as effective foreign currency cash flow hedges are recognized in Costs and expenses on the Company’s Condensed Consolidated Statement of Income.
(3) Reclassification to net earnings of derivatives qualifying as effective interest rate cash flow hedges are recognized in Interest expense on the Company’s Condensed Consolidated Statement of Income.

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $49.9 million and $45.5 million at June 30, 2014 and December 31, 2013, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $25.0 million and $22.8 million at June 30, 2014 and December 31, 2013, respectively.  The Company records in investments and AOCI its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both June 30, 2014 and December 31, 2013, no interest rate swap liability or AOCI was recorded in the consolidated financial statements.

Stock repurchases

On January 29, 2014, the Board of Directors of DST authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. The Company did not repurchase any shares of DST common stock under this share repurchase plan during the six months ended June 30, 2014. The Company repurchased approximately 1.7 million shares of DST common stock for $115.2 million during the six months ended June 30, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. During March 2014, DST entered into an agreement under which DST agreed to a two-step process to assist the Argyros Group with the disposition of a substantial portion of their common stock ownership in DST.  To implement the Argyros Group’s disposition, DST facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, DST repurchased, and simultaneously retired, 2.4 million shares of its common stock from the Argyros Group for $200.0 million.  In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million during the six months ended June 30, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date. The retirement of the shares during the three months ended June 30, 2014 reduced Common Stock by $0.1 million, Additional Paid in Capital by $4.8 million and Retained Earnings by $213.2 million within the Consolidated Balance Sheet.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $5.7 million and $21.8 million during the six months ended June 30, 2014 and 2013, respectively.

Dividends

The Board of Directors of DST declared a quarterly cash dividend of $0.30 per common share during the first and second quarters of 2014. The total dividends for the six months ended June 30, 2014 were $25.0 million, of which $11.9 million were paid in June 2014 and $12.6 million were paid in March 2014.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. On July 30, 2014, the Board of Directors declared a quarterly dividend of $0.30 per common share, payable September 12, 2014, to shareholders of record at the close of business on August 29, 2014.

11.  Commitments and Contingencies

The Company has letters of credit of $8.5 million and $8.3 million outstanding at June 30, 2014 and December 31, 2013, respectively.  Letters of credit are secured by the Company’s debt facilities.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.  The Company has established trusts to provide for the funding of certain corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2014 and December 31, 2013 were not significant.  The Company has adopted the DST Systems, Inc. Executive Severance Plan which provides certain benefits to participants in the event of a qualifying termination under the plan.

The Company received a regulatory inquiry, in February 2012, regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services, during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  As of June 30, 2014, the Company was in the advanced stages of resolving this matter, however since the regulator has broad statutory authority in determining the resolution of the inquiry, the ultimate resolution and impact was subject to change.

The Company received a legal claim relating to a 2001 international software development agreement.  Although the software was never completed, the counterparty to the agreement has asserted that DST’s failure to accept the software has resulted in direct damages ranging up to approximately $10.0 million. Claims for interest and other indirect damages could also be asserted.  A trial court and a court of appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met.  In October 2011, a court of appeals ordered the engagement of an expert to test the software and decide whether it met the acceptance criteria.  The appeals court is currently reviewing the expert’s report. The Company is vigorously defending the case.  Although the ultimate resolution and impact of this litigation is not presently determinable, the Company’s management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

As of June 30, 2014, the Company has $7.9 million accrued related to the regulatory inquiry and legal claim described above. Based on the current status of each of the above proceedings, there is a reasonable possibility that losses in excess of the amounts accrued exists. The Company currently cannot make an estimate of possible outcomes or estimate the amount or range of additional reasonably possible losses beyond what has been disclosed.

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

Other contractual commitments

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At June 30, 2014 and December 31, 2013, total borrowings on the loan were $31.3 million and $28.3 million, respectively, and the Company’s guarantee totaled $3.2 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At June 30, 2014 and December 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements.  The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.  The agreements generally provide that a joint venture owner, if it desires to terminate the agreement, may establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and submit a binding offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price.  The party receiving the offer generally has a specified period of time to either accept the offer to sell its interest, or to elect to purchase the offering party’s interest, in either case at the established offering price.  The Company cannot estimate the potential aggregate offering price that it could be required to receive for its interest in the case of a sale, or to pay for the other party’s interest in the case of a purchase; however, the amount could be material.

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

The Company has also entered into indemnification agreements with its directors and executive officers and certain other officers.  In addition, from time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement.  The amount of the Company's indemnification obligations is not stated in the agreements.  The Company’s liability under such indemnification agreements and provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at June 30, 2014 and December 31, 2013, in accordance with accounting and reporting guidance on guarantees, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others.

12.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products. The Company presents these businesses as three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in the Company’s equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other Segment.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2014	December 31, 2013
Financial Services	$1,436.8	$1,422.5
Healthcare Services	325.4	336.6
Customer Communications	397.1	403.0
Investments and Other	895.8	991.8
Elimination Adjustments	(61.8)	(63.4)
	$2,993.3	$3,090.5

The Company evaluates the performance of its operating segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates determined by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$254.6	$92.9	$158.3	$3.8	$—	$509.6
Intersegment operating revenues	12.0	—	2.3	10.9	(25.2)	—
Out-of-pocket reimbursements	12.6	1.6	158.2	0.1	(2.6)	169.9
Total revenues	279.2	94.5	318.8	14.8	(27.8)	679.5

Costs and expenses	211.6	83.0	297.5	9.0	(25.0)	576.1
Depreciation and amortization	16.6	4.8	9.4	2.0	(0.7)	32.1

Income (loss) from operations	51.0	6.7	11.9	3.8	(2.1)	71.3
Other income, net	17.9	—	0.1	113.2	—	131.2
Equity in earnings of unconsolidated affiliates	7.8	0.2	0.2	1.4	—	9.6

Earnings (loss) before interest and income taxes	$76.7	$6.9	$12.2	$118.4	$(2.1)	$212.1

	Three Months Ended June 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$238.4	$82.0	$160.8	$3.9	$—	$485.1
Intersegment operating revenues	10.3	—	2.0	10.5	(22.8)	—
Out-of-pocket reimbursements	11.1	1.4	161.2	—	(1.7)	172.0
Total revenues	259.8	83.4	324.0	14.4	(24.5)	657.1

Costs and expenses	192.6	67.3	304.7	8.7	(22.0)	551.3
Depreciation and amortization	15.5	4.7	11.0	2.6	(0.7)	33.1

Income (loss) from operations	51.7	11.4	8.3	3.1	(1.8)	72.7
Other income, net	1.9	—	0.5	26.0	—	28.4
Equity in earnings of unconsolidated affiliates	8.1	0.1	—	1.3	—	9.5

Earnings (loss) before interest and income taxes	$61.7	$11.5	$8.8	$30.4	$(1.8)	$110.6

Earnings before interest and income taxes in the segment reporting information above less interest expense of $7.0 million and $9.3 million for the three months ended June 30, 2014 and 2013 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$498.9	$184.9	$323.7	$7.3	$—	$1,014.8
Intersegment operating revenues	24.1	—	4.4	21.6	(50.1)	—
Out-of-pocket reimbursements	26.3	3.0	324.2	0.1	(5.1)	348.5
Total revenues	549.3	187.9	652.3	29.0	(55.2)	1,363.3

Costs and expenses	427.5	159.8	604.6	17.8	(49.9)	1,159.8
Depreciation and amortization	33.3	9.7	18.4	4.0	(1.3)	64.1

Income (loss) from operations	88.5	18.4	29.3	7.2	(4.0)	139.4
Other income, net	20.1	—	0.2	204.5	—	224.8
Equity in earnings of unconsolidated affiliates	11.7	0.3	0.6	2.4	—	15.0

Earnings (loss) before interest and income taxes	$120.3	$18.7	$30.1	$214.1	$(4.0)	$379.2

	Six Months Ended June 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$476.4	$162.0	$334.0	$7.9	$—	$980.3
Intersegment operating revenues	21.1	—	4.0	20.8	(45.9)	—
Out-of-pocket reimbursements	23.1	2.7	337.1	—	(3.7)	359.2
Total revenues	520.6	164.7	675.1	28.7	(49.6)	1,339.5

Costs and expenses	390.2	136.8	625.8	17.5	(44.4)	1,125.9
Depreciation and amortization	31.3	9.4	21.8	5.1	(1.3)	66.3

Income (loss) from operations	99.1	18.5	27.5	6.1	(3.9)	147.3
Other income (loss), net	(2.6)	0.1	(0.3)	104.4	—	101.6
Equity in earnings of unconsolidated affiliates	11.6	0.2	0.1	3.2	—	15.1

Earnings (loss) before interest and income taxes	$108.1	$18.8	$27.3	$113.7	$(3.9)	$264.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $13.6 million and $18.9 million for the six months ended June 30, 2014 and 2013 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

INTRODUCTION

DST Systems, Inc. (the “Company,” “we” or “DST”) provides proprietary technology-based information processing and servicing solutions to many of the largest financial services and healthcare companies around the world. The Company serves clients in the asset management, brokerage, retirement, insurance, healthcare, telecommunications, utility and other markets. DST’s solutions help clients process, communicate and safeguard critical customer information. Services we provide include transaction processing, business process outsourcing, ancillary consulting and professional services, information technology services (such as data and software hosting), integrated print, mail and electronic customer communications solutions and data analytics. These services are provided through a blend of deep industry knowledge, proprietary technology and a scalable infrastructure for clients that operate in complex, highly regulated, and high-volume transactional business environments.
The Company manages its business through three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in the Company’s equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other Segment.
Financial Services
The Financial Services Segment is the Company’s largest operating segment. Through this segment, DST provides investor services and asset distribution services. Investor services include the tracking of purchases, redemptions, exchanges and transfers of shares; maintaining investor identification and ownership records; reconciling cash and share activity; processing dividends; reporting sales; performing tax and other compliance functions; and providing information for printing of investor trade confirmations, statements and year-end tax forms. In the U.S., the Company provides investor services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts “REITs”). Investor services are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis by DST or its domestic joint venture. Revenues are primarily based on the number of accounts, participants or transactions processed. The Company’s investor BPO service offerings are enhanced by DST’s proprietary workflow software, which is also licensed separately to third parties. In Australia and the United Kingdom, DST licenses software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. The Company also provides investor services on a SaaS and BPO basis internationally (United Kingdom, Canada, Ireland and Luxembourg) solely through its joint ventures with State Street Corporation (“State Street”).

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
Healthcare Services
The Healthcare Services Segment is comprised of the Argus Health Systems (“Argus”) and DST Health Solutions (“DSTHS”) businesses. Through this segment, DST provides solutions including claims adjudication, benefit management, care management, business intelligence and other ancillary solutions. DST offers solutions to both the medical and pharmacy benefits components of a health plan or managed care organization’s business.

Argus is a pharmacy claims administrator and provides health care information management services supporting commercial, Medicaid and Medicare Part D plans. Argus derives revenue from pharmacy claims processing services and from the management of pharmacy networks, call center services, pharmaceutical rebate administration, and clinical programs and management reporting for the benefit of their customers. Further, Argus’ revenues include investment earnings related to client cash balances maintained in the Company’s bank accounts.

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
Investments and Other
The Investments and Other Segment is comprised of the Company’s investments in equity securities, private equity investments, real estate and other financial interests. The Company owns and operates real estate mostly in North America, primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The assets held by the Segment are primarily passive in nature.
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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Operating revenues
Financial Services	$266.6	$248.7	$523.0	$497.5
Healthcare Services	92.9	82.0	184.9	162.0
Customer Communications	160.6	162.8	328.1	338.0
Investments and Other	14.7	14.4	28.9	28.7
Elimination Adjustments	(25.2)	(22.8)	(50.1)	(45.9)
	509.6	485.1	1,014.8	980.3
% change from prior year period	5.1%		3.5%

Out-of-pocket reimbursements
Financial Services	12.6	11.1	26.3	23.1
Healthcare Services	1.6	1.4	3.0	2.7
Customer Communications	158.2	161.2	324.2	337.1
Investments and Other	0.1	—	0.1	—
Elimination Adjustments	(2.6)	(1.7)	(5.1)	(3.7)
	169.9	172.0	348.5	359.2
% change from prior year period	(1.2)%		(3.0)%

Total revenues	$679.5	$657.1	$1,363.3	$1,339.5
% change from prior year period	3.4%		1.8%

Income from operations
Financial Services	$51.0	$51.7	$88.5	$99.1
Healthcare Services	6.7	11.4	18.4	18.5
Customer Communications	11.9	8.3	29.3	27.5
Investments and Other	3.8	3.1	7.2	6.1
Elimination Adjustments	(2.1)	(1.8)	(4.0)	(3.9)
	71.3	72.7	139.4	147.3
% change from prior year period	(1.9)%		(5.4)%

Interest expense	(7.0)	(9.3)	(13.6)	(18.9)
Other income, net	131.2	28.4	224.8	101.6
Equity in earnings of unconsolidated affiliates	9.6	9.5	15.0	15.1
Income before income taxes	205.1	101.3	365.6	245.1
Income taxes	67.3	22.8	127.4	73.4
Net income	$137.8	$78.5	$238.2	$171.7

Basic earnings per share	$3.37	$1.80	$5.75	$3.90
Diluted earnings per share	$3.34	$1.77	$5.70	$3.81
Non-GAAP diluted earnings per share	$1.20	$1.04	$2.33	$2.03
Cash dividends per share of common stock	$0.30	$0.30	$0.60	$0.60

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2014 were $679.5 million and $1,363.3 million, respectively, an increase of $22.4 million or 3.4% and $23.8 million or 1.8% compared to the three and six months ended June 30, 2013.  Consolidated operating revenues for the three and six months ended June 30, 2014 increased $24.5 million or 5.1% and $34.5 million or 3.5% as compared to the same periods in 2013.

The increase in consolidated operating revenues during the three and six months ended June 30, 2014 was primarily attributable to increased operating revenues in the Financial Services and Healthcare Services Segments, partially offset by decreased operating revenues in the Customer Communications Segment.

Consolidated OOP reimbursements for the three and six months ended June 30, 2014 decreased $2.1 million or 1.2% and $10.7 million or 3.0% as compared to the same periods in 2013.  The decrease in OOP reimbursements is primarily attributable to client losses in the Customer Communications Segment.

Additional information regarding revenue by business segment is included below following the caption, “Business Segment Comparisons.”

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2014 was $71.3 million and $139.4 million, respectively, a decrease of $1.4 million or 1.9% and $7.9 million or 5.4% as compared to the same periods in 2013.

The decrease in operating income during the three and six months ended June 30, 2014 was primarily due to decreases in Financial Services and Healthcare Services partially offset by an increase in Customer Communications.

Additional information regarding income from operations by business segment is included below following the caption, “Business Segment Comparisons.”

Interest expense

Interest expense for the three and six months ended June 30, 2014 was $7.0 million and $13.6 million, respectively, a decrease of $2.3 million and $5.3 million as compared to the three and six months ended June 30, 2013, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net realized gains from sale of available-for-sale securities	$1.9	$15.7	$47.9	$84.4
Net gain on private equity funds and other investments	3.9	7.7	14.8	11.5
Dividend income	3.3	3.7	39.5	7.0
Gain on sale of private company investment	103.6	—	103.6	—
Gain on contract to repurchase shares	18.1	—	18.1	—
Interest income	0.1	1.0	0.7	2.1
Foreign currency losses	(0.3)	(0.6)	(0.6)	(7.2)
Miscellaneous items	0.6	0.9	0.8	3.8
Other income, net	$131.2	$28.4	$224.8	$101.6

The Company recorded net gains from the sale of available-for-sale securities of $1.9 million and $47.9 million during the three and six months ended June 30, 2014, compared to $15.7 million and $84.4 million for the same periods in 2013. Included in the $47.9 million of net gains from the sale of available-for-sale securities for the six months ended June 30, 2014 is a $39.7 million gain from the sale of approximately 0.6 million shares of State Street Corporation.

The Company recognized a net gain of $3.9 million and $14.8 million on private equity funds and other investments for the three and six months ended June 30, 2014, as compared to a net gain of $7.7 million and $11.5 million for the three and six months ended June 30, 2013.

The Company receives dividend income from certain investments held.  Dividend income was $3.3 million and $39.5 million for the three and six months ended June 30, 2014, as compared to $3.7 million and $7.0 million for the three and six months ended June 30, 2013.  Included in the $39.5 million of dividend income for the six months ended June 30, 2014 is a $33.2 million cash dividend received from a cost-method investment in a privately-held company received in first quarter 2014. Excluding the $33.2 million dividend received in 2014, dividend income declined during the six months ended June 30, 2014 primarily attributable to lower dividends from State Street Corporation resulting from fewer shares owned.

The Company received pre-tax cash proceeds and a related gain of $103.6 million during the three months ended June 30, 2014 from the sale of DST’s remaining investment in a privately-held company.

The Company entered into an agreement to repurchase $200.0 million of its common stock during 2014. The price to be paid per share was determined in connection with the secondary offering of the Argyros Group’s DST common stock in May 2014. In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

The Company had unrealized losses on foreign currency translation of $0.3 million and $0.6 million during the three and six months ended June 30, 2014, as compared to unrealized losses on foreign currency translation of $0.6 million and $7.2 million during the three and six months ended June 30, 2013. The Company began hedging against certain foreign currency exposures in May 2013.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a gain of $0.6 million and $0.8 million for the three and six months ended June 30, 2014, as compared to a gain of $0.9 million and $3.8 million for the three and six months ended June 30, 2013.  The movements within miscellaneous items are primarily attributable to lower unrealized gains on trading securities.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
BFDS	$1.2	$2.5	$3.0	$4.3
IFDS (U.K. and L.P.)	1.0	6.1	3.1	8.0
Other	7.4	0.9	8.9	2.8
	$9.6	$9.5	$15.0	$15.1

DST’s equity in earnings of unconsolidated affiliates increased $0.1 million during the three months ended June 30, 2014 and decreased $0.1 million during the six months ended June 30, 2014, as compared to the same periods in 2013. The significant items impacting equity in earnings during the period are a $5.7 million gain recognized upon the sale of an unconsolidated affiliate during the three months ended June 30, 2014 and the recognition of a $5.7 million gain (DST’s share) recorded by IFDS ($4.6 million) and BFDS ($1.1 million) on the sale of IFDS’ equity method investment in Cofunds, Ltd. during the three months ended June 30, 2013.

DST’s equity in BFDS earnings decreased $1.3 million during both the three and six months ended June 30, 2014, as compared to the same periods in June 30, 2013. Absent the $1.1 million gain related to the 2013 sale of the Cofunds, Ltd., DST’s equity in BFDS earnings decreased $0.2 million during both the three and six months ended June 30, 2014, as compared to the same periods in 2013. Lower shareowner processing revenues associated with reduced levels of accounts serviced were partially offset by higher revenues from other ancillary services.

DST’s equity in earnings of IFDS decreased $5.1 million and $4.9 million during the three and six months ended June 30, 2014, as compared to the same periods in 2013.  Absent the $4.6 million gain on the sale of the Cofunds, Ltd. investment in 2013, DST’s equity in IFDS decreased $0.5 million and $0.3 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decrease is primarily due to higher infrastructure costs and generic platform development costs being incurred in preparation of the migration of the previously announced new wealth management clients, partially offset by higher revenues. The expenses for the wealth management conversion activities will be recognized as incurred, however the revenue under these contracts will be recognized when various contractual milestones are met.

Total IFDS shareowner accounts serviced were 23.5 million at June 30, 2014, an increase of 0.2 million accounts or 0.9% from March 31, 2014 and an increase of 2.2 million accounts or 10.3% from June 30, 2013.  The increase in accounts for the six months ended June 30, 2014 is primarily attributable to new client conversions, including a previously announced client in Canada that converted approximately 650,000 new accounts during the three months ended March 31, 2014.

DST’s equity in earnings of other unconsolidated affiliates increased $6.5 million and $6.1 million during the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase for the three and six months ended June 30, 2014 is primarily due to the sale of DST’s investment in an unconsolidated affiliate which resulted in a gain of $5.7 million.
Additional condensed financial information of DST’s significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$264.5	$207.5	$516.0	$414.6
Costs and expenses	248.1	193.2	480.1	385.8
Depreciation and amortization	10.4	7.4	19.6	14.6
Income from operations	6.0	6.9	16.3	14.2
Non-operating income	0.5	17.7	1.3	21.5
Income before income taxes	6.5	24.6	17.6	35.7
Income taxes	2.3	7.9	5.6	11.3
Net income	$4.2	$16.7	$12.0	$24.4

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 32.8% and 34.8% for the three and six months ended June 30, 2014, respectively, compared to 22.5% and 29.9% for the three and six months ended June 30, 2013, respectively. The Company’s tax rate for the three and six months ended June 30, 2014, is impacted by a discrete, permanent tax benefit on the $18.1 million gain recorded on the contract to repurchase the Company’s own common stock. In accordance with the Internal Revenue Code, a corporation recognizes no gain or loss on the redemption of its own stock for cash.

The Company’s tax rate was lower in 2013 due to the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. As a result, the Company recognized income tax benefits of $14.1 million and $16.1 million during the three and six months ended June 30, 2013, respectively, resulting from the reversal of previously reserved tax positions related to these matters. The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years. The law that provided for research and experimentation credits expired on December 31, 2013 and accordingly no research and experimentation credits have been recorded during 2014.

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

Comprehensive income

The Company’s comprehensive income totaled $131.2 million and $190.8 million for the three and six months ended June 30, 2014 compared to $102.9 million and $230.0 million for the three and six months ended June 30, 2013. Comprehensive income includes net income of $137.8 million and $238.2 million for the three and six months ended June 30, 2014 compared to $78.5 million and $171.7 million for the three and six months ended June 30, 2013, and other comprehensive loss of $6.6 million and $47.4 million for the three and six months ended June 30, 2014 compared to other comprehensive income of $24.4 million and $58.3 million for the three and six months ended June 30, 2013.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, unrealized gain (loss) on cash flow hedges, the Company’s proportional share of unconsolidated affiliates other comprehensive income (loss), and foreign currency translation adjustments. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$266.6	$248.7	$523.0	$497.5
Out-of-pocket reimbursements	12.6	11.1	26.3	23.1
Total revenues	279.2	259.8	549.3	520.6
Costs and expenses	211.6	192.6	427.5	390.2
Depreciation and amortization	16.6	15.5	33.3	31.3
Income from operations	$51.0	$51.7	$88.5	$99.1

Operating margin	19.1%	20.8%	16.9%	19.9%
The following table summarizes the Financial Services Segment’s statistical results (in millions, except as noted):

	June 30,
	2014	2013
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	30.7	32.0
IRA mutual fund accounts	22.7	23.3
Other retirement accounts	8.2	8.5
Section 529 and Educational IRAs	9.3	9.5
Registered accounts - tax-advantaged	40.2	41.3
Total registered accounts	70.9	73.3
Subaccounts	27.6	22.4
Total	98.5	95.7

International mutual fund shareowner accounts processed:
IFDS U.K.	11.0	9.8
IFDS L.P. (Canada)	12.5	11.5
Total	23.5	21.3

	June 30,
	2014	2013
Defined contribution participant accounts	6.7	6.5

ALPS (in billions of U.S. dollars):
Assets Under Management	$14.8	$9.9
Assets Under Administration	$174.8	$117.7

Automatic Work Distributor workstations (in thousands)	211.5	208.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Changes in Registered Accounts:
Beginning balance	71.1	75.0	71.2	75.7
New client conversions	—	—	—	0.3
Subaccounting conversions to DST platforms	—	(0.4)	—	(1.1)
Subaccounting conversions to non-DST platforms	(0.4)	(1.3)	(0.9)	(2.0)
Conversions to non-DST platforms	—	(0.2)	(0.1)	(0.2)
Organic growth	0.2	0.2	0.7	0.6
Ending balance	70.9	73.3	70.9	73.3

Changes in Subaccounts:
Beginning balance	27.0	20.0	25.7	12.4
New client conversions	—	—	—	5.7
Conversions from non-DST registered platforms	—	0.1	0.6	0.6
Conversions from DST’s registered accounts	—	0.4	—	1.1
Organic growth	0.6	1.9	1.3	2.6
Ending balance	27.6	22.4	27.6	22.4

Changes in Defined Contribution Participant Accounts:
Beginning balance	7.1	7.1	6.9	6.1
New client conversions	0.3	0.2	0.3	1.3
Organic decline	(0.7)	(0.8)	(0.5)	(0.9)
Ending balance	6.7	6.5	6.7	6.5

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2014 were $279.2 million and $549.3 million, respectively, an increase of $19.4 million or 7.5% and $28.7 million or 5.5% as compared to the same periods in 2013.  Financial Services Segment operating revenues for the three and six months ended June 30, 2014 were $266.6 million and $523.0 million, respectively, an increase of $17.9 million or 7.2% and $25.5 million or 5.1% as compared to the same periods in 2013.

The increase in operating revenues for the three and six months ended June 30, 2014 is primarily from higher operating revenues at ALPS, DST Brokerage Solutions and DST Bluedoor, partially offset by declines in mutual fund registered shareower account processing due to lower registered accounts primarily as a result of subaccounting conversions. Additionally, during the six months ended June 30, 2013, operating revenues included a $6.0 million contract termination payment that was received in first quarter 2013.

ALPS operating revenues increased over the comparable prior year periods from organic growth at existing clients and favorable market conditions. DST Brokerage Solutions had increased operating revenues as a result of organic growth from existing clients. DST Bluedoor had higher professional services revenue from the implementation and configuration of new clients. Excluding the $6.0 million contract termination payment received in 2013, DST Retirement Solutions operating revenues increased during the three and six months ended June 30, 2014 from the same periods in 2013 principally from higher professional services fee revenue and higher participants as a result of the conversion of new clients. DST Global Solutions investment management operating revenues during the three and six months ended June 30, 2014 decreased as compared to the three and six months ended June 30, 2013, primarily from changes in foreign currency exchange rates between the U.S. dollar and other foreign currencies as well as lower professional services revenue. Financial Services software license fee revenue was $12.6 million and $20.7 million for the three and six months ended June 30, 2014, respectively, an increase of $3.0 million or 31.3% and $3.0 million or 16.9% over the same periods in 2013 primarily from higher international business process management license revenues recognized during 2014.

Operating revenues from DST’s U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2014. Registered accounts decreased 0.2 million accounts or 0.3% from March 31, 2014 and decreased 2.4 million accounts or 3.3% from June 30, 2013.  The decline in registered accounts from March 31, 2014 and June 30, 2013 is primarily the result of accounts converting to subaccounting platforms and to non-DST platforms, partially offset by organic growth at existing clients. Conversions of registered accounts to subaccounts are currently estimated to be three to four million accounts during 2014, a decline from previous guidance of four to five million accounts. DST has been informed that certain broker/dealers may convert certain tax-advantaged accounts to a subaccounting platform, however, the timing and number of accounts is not currently known. The number of accounts estimated to convert from various DST platforms is based upon information obtained from clients. There are a number of factors that will affect the actual amount of conversions and the timing of those conversions.

U.S. operating revenues for the three and six months ended June 30, 2014 were $222.3 million and $440.5 million, respectively, an increase of $9.1 million or 4.3% and $13.1 million or 3.1%, as compared to the same periods in 2013.  International operating revenues for the three and six months ended June 30, 2014 were $44.3 million and $82.5 million, respectively, an increase of $8.8 million or 24.8% and $12.4 million or 17.7% as compared to the same periods in 2013.

Financial Services Segment OOP reimbursement revenues for the three and six months ended June 30, 2014 were $12.6 million and $26.3 million, respectively, an increase of $1.5 million or 13.5% and $3.2 million or 13.9% as compared to the same periods in 2013.  The increase during the three and six months ended June 30, 2014 is primarily due to an increase in revenues at ALPS due to higher activities, partially offset by lower mutual fund registered shareowner account volumes.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $211.6 million and $427.5 million for the three and six months ended June 30, 2014, respectively, an increase of $19.0 million or 9.9% and $37.3 million or 9.6% as compared to the three and six months ended June 30, 2013.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $12.6 million and $26.3 million for the three and six months ended June 30, 2014, respectively, an increase of $1.5 million or 13.5% and $3.2 million or 13.9% as compared to the same periods in 2013.

Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses were $199.0 million for the three months ended June 30, 2014, an increase of $17.5 million or 9.6% as compared to the same period in 2013.  On this basis, costs and expenses during 2014 were impacted by increased processing costs to support the incremental revenues and higher costs associated with new business initiatives as well as higher personnel and other costs incurred to address regulatory, compliance and security requirements. These increased costs were partially offset by expenses associated with the fund launched by ALPS of $2.8 million that did not recur in 2014.

Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses were $401.2 million for the six months ended June 30, 2014, an increase of $34.1 million or 9.3% as compared to the same period in 2013.  On this basis, costs and expenses during 2014 were impacted by increased costs to support higher revenues and higher costs associated with new business initiatives, partially offset by lower mark-to-market losses on deferred compensation liabilities and by expenses associated with the fund launched by ALPS of $2.8 million in 2013 that did not recur in 2014. Also contributing to the increased costs in the Financial Services Segment during the six months ended June 30, 2014 were $3.0 million of employee termination costs and $5.6 million of advisory and other transaction costs incurred in connection with the agreement with the Argyros Group in 2014.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2014 were $16.6 million and $33.3 million, respectively, an increase of $1.1 million or 7.1% and $2.0 million or 6.4% as compared to the same periods in 2013. The increase during the three and six months ended June 30, 2014 was primarily from higher fixed asset additions.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2014 was $51.0 million and $88.5 million, respectively, a decrease of $0.7 million or 1.4% and $10.6 million or 10.7% as compared to the same periods in 2013. Financial Services Segment income from operations for the three and six months ended June 30, 2014 decreased primarily from higher operating expenses to support new business initiatives as well as higher employee termination and advisory and other transaction costs, partially offset by higher operating revenues and lower mark-to-market losses in 2014. Additionally, the six months ended June 30, 2013 was impacted from the contract termination payment received that did not recur in 2014,

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$92.9	$82.0	$184.9	$162.0
Out-of-pocket reimbursements	1.6	1.4	3.0	2.7
Total revenues	94.5	83.4	187.9	164.7
Costs and expenses	83.0	67.3	159.8	136.8
Depreciation and amortization	4.8	4.7	9.7	9.4
Income from operations	$6.7	$11.4	$18.4	$18.5

Operating margin	7.2%	13.9%	10.0%	11.4%
The following tables summarizes the Healthcare Services Segment’s statistical results (in millions):

	June 30,
	2014	2013
DST Health Solutions covered lives	23.8	23.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Argus pharmacy paid claims	119.6	109.9	237.0	219.1

Revenues

Healthcare Services Segment total revenues for the three and six months ended June 30, 2014 were $94.5 million and $187.9 million, respectively, an increase of $11.1 million or 13.3% and $23.2 million or 14.1% as compared to the same periods in 2013.

Revenues for the three and six months ended June 30, 2014 increased primarily from increased medical claims transaction volume growth at existing clients as well as from new full service clients that successfully converted to our proprietary processing platform during 2013 and 2014. Pharmacy claims processing revenue increased due to increased Medicare, Medicaid and healthcare exchange members combined with increases in discount card services and other ancillary services. Additionally, operating revenues increased from software services and support associated with the implementation of the

Affordable Care Act. Operating revenues include approximately $1.4 million and $3.0 million of software license fee revenues for the three and six months ended June 30, 2014, a decrease of $0.1 million and an increase of $0.5 million over the same periods in 2013.

Costs and expenses

Healthcare Services Segment costs and expenses (including OOP costs) were $83.0 million and $159.8 million for the three and six months ended June 30, 2014, respectively, an increase of $15.7 million or 23.3% and $23.0 million or 16.8% as compared to the same periods in 2013. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology related expenditures.

The increase in costs and expenses for the three and six months ended June 30, 2014 was primarily attributable to an incremental $5.7 million estimated liability recorded during second quarter 2014 related to processing errors involving certain pharmacy claim transactions when a specific set of circumstances were present, higher client conversion and implementation costs and higher claim processing costs due to the increased volume and complexity of transactions processed. During the six months ended June 30, 2013, costs and expenses included a $2.5 million loss accrual related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.

Depreciation and amortization

Healthcare Services Segment depreciation and amortization costs for the three and six months ended June 30, 2014 were $4.8 million and $9.7 million, respectively, an increase of $0.1 million or 2.1% and $0.3 million or 3.2% as compared to the same periods in 2013.  The increase during the three and six months ended June 30, 2014 was primarily from an increase in internally developed capitalized software.

Income from operations

Healthcare Services Segment income from operations for the three and six months ended June 30, 2014 was $6.7 million and $18.4 million, respectively, a decrease of $4.7 million and $0.1 million as compared to the same periods in 2013.  The decrease is primarily attributable to increased costs associated with the $5.7 million estimated liability for processing errors recorded during second quarter 2014. Excluding this expense, operating income increased by $1.0 million and $5.6 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase in operating income for the six months ended June 30, 2014 was partially the result of a $2.5 million loss accrual expensed in 2013 that did not recur in 2014.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$160.6	$162.8	$328.1	$338.0
Out-of-pocket reimbursements	158.2	161.2	324.2	337.1
Total revenues	318.8	324.0	652.3	675.1
Costs and expenses	297.5	304.7	604.6	625.8
Depreciation and amortization	9.4	11.0	18.4	21.8
Income from operations	$11.9	$8.3	$29.3	$27.5

Operating margin	7.4%	5.1%	8.9%	8.1%

	Three Months Ended June 30,
	2014		2013
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
North America	$110.1	$10.1	$115.1	$8.2
United Kingdom	50.5	1.8	47.7	0.1
Customer Communications Segment	$160.6	$11.9	$162.8	$8.3

	Six Months Ended June 30,
	2014		2013
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
North America	$228.3	$26.0	$241.9	$25.4
United Kingdom	99.8	3.3	96.1	2.1
Customer Communications Segment	$328.1	$29.3	$338.0	$27.5

The following table summarizes the Customer Communications Segment’s statistical results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Images Produced
North America	2,025.0	2,307.9	4,279.6	4,905.9
United Kingdom	542.2	487.5	1,097.3	1,031.0
Customer Communications Segment	2,567.2	2,795.4	5,376.9	5,936.9

Packages Mailed
North America	451.7	540.1	940.3	1,140.7
United Kingdom	204.4	162.0	401.0	354.5
Customer Communications Segment	656.1	702.1	1,341.3	1,495.2

Revenues

Customer Communications Segment total revenues for the three and six months ended June 30, 2014 were $318.8 million and $652.3 million, respectively, a decrease of $5.2 million or 1.6% and $22.8 million or 3.4% as compared to the same periods in 2013.  Customer Communications operating revenues for the three and six months ended June 30, 2014 were $160.6 million and $328.1 million, respectively, a decrease of $2.2 million or 1.4% and $9.9 million or 2.9% as compared to the same periods in 2013. Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2014 were $158.2 million and $324.2 million, respectively, a decrease of $3.0 million or 1.9% and $12.9 million or 3.8% as compared to the same periods in 2013.

Customer Communications North America operating revenues decreased $5.0 million or 4.3% and $13.6 million or 5.6% during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. This decrease was primarily from reduced volumes as a result of previously announced client losses, organic declines at existing clients primarily due to a client moving certain print production in-house during 2014 and negative foreign currency impacts from the Canadian business, partially offset by higher postal revenues.

Customer Communications U.K. operating revenues increased $2.8 million or 5.9% and $3.7 million or 3.9% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 primarily due to the impact of favorable foreign currency exchange rates and higher volumes from new and existing clients.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) were $297.5 million and $604.6 million for the three and six months ended June 30, 2014, respectively, a decrease of $7.2 million or 2.4% and $21.2 million or 3.4% as compared to the same periods in 2013.  Costs and expenses in the Customer Communications Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses decreased $4.2 million or 2.9% and $8.3 million or 2.9% for the three and six months ended June 30, 2014, respectively, to $139.3 million and $280.4 million, respectively.

Excluding OOP costs, Customer Communications North America costs and expenses decreased $5.4 million for the three months ended June 30, 2014, primarily from reduced costs associated with the operating revenue decline.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses increased $1.2 million during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.

Excluding OOP costs, Customer Communications North America costs and expenses decreased $11.5 million for the six months ended June 30, 2014, primarily from reduced costs associated with the operating revenue decline.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses increased $3.2 million during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.

Customer Communications North America continues to review its current cost structure in order to identify additional cost savings opportunities. In connection with these efforts, the Company is evaluating alternatives that include closing certain leased operating locations before the end of 2014 which would result in employee and facility related restructuring charges.

Depreciation and amortization

Customer Communications Segment depreciation and amortization costs for the three and six months ended June 30, 2014 were $9.4 million and $18.4 million, respectively, a decrease of $1.6 million or 14.5% and $3.4 million or 15.6% as compared to the same periods in 2013.  Depreciation and amortization expense decreased $1.4 million and $2.6 million in North America and $0.2 million and $0.8 million the U.K. during the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013 primarily due to lower capital expenditures.

Income from operations

Customer Communications Segment income from operations for the three and six months ended June 30, 2014 increased $3.6 million and $1.8 million, respectively, as compared to the same periods in 2013.  During the three months ended June 30, 2014, Customer Communications North America income from operations increased $1.9 million and Customer Communications U.K. income from operations increased $1.7 million.  The increase in Customer Communications North America is primarily due to reduced operating costs, partially offset by lower revenues.  The increase in Customer Communications U.K. income from operations is due to increased revenues partially offset by higher operating costs.

During the six months ended June 30, 2014, Customer Communications North America income from operations increased $0.6 million and Customer Communications U.K. income from operations increased $1.2 million.  The increase in Customer Communications North America is primarily due to reduced operating costs and lower depreciation, partially offset by lower revenue.  The increase in Customer Communications U.K. income from operations is due to increased revenues partially offset by higher operating costs to support the new revenues.

INVESTMENTS AND OTHER SEGMENT

The following tables present the financial results of the Investments and Other Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$14.7	$14.4	$28.9	$28.7
Out-of-pocket reimbursements	0.1	—	0.1	—
Total revenues	14.8	14.4	29.0	28.7
Costs and expenses	9.0	8.7	17.8	17.5
Depreciation and amortization	2.0	2.6	4.0	5.1
Income from operations	$3.8	$3.1	$7.2	$6.1

Operating margin	25.9%	21.5%	24.9%	21.3%

Revenues

Investments and Other Segment total revenues were $14.8 million and $29.0 million for the three and six months ended June 30, 2014, respectively, an increase of $0.4 million or 2.8% and $0.3 million or 1.0% as compared to the same periods in 2013. The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment.  For the three and six months ended June 30, 2014, Investments and Other Segment costs and expenses were $9.0 million and $17.8 million, respectively, an increase of $0.3 million as compared to both of the same periods in 2013.

Depreciation and amortization

Investments and Other Segment depreciation and amortization expense for the three and six months ended June 30, 2014 was $2.0 million and $4.0 million, respectively, a decrease of $0.6 million and $1.1 million as compared to the same periods in 2013, primarily attributable to real estate sold or held for sale.

Income from operations

Investments and Other Segment recorded income from operations of $3.8 million and $7.2 million during the three and six months ended June 30, 2014, respectively, an increase of $0.7 million and $1.1 million as compared to the same periods in 2013.  The increase in operating income for the three and six months ended June 30, 2014 is primarily from lower depreciation expense attributable to real estate sold or held for sale.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting financial information on a GAAP basis, DST has disclosed non-GAAP financial information which has been reconciled to the corresponding GAAP measures in the following financial schedules titled “Reconciliation of Reported Results to Non-GAAP Results.”  In making these adjustments to determine the non-GAAP results, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating performance of its business, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

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

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO NON-GAAP RESULTS
Three Months Ended June 30,
(Unaudited - in millions, except per share amounts)

	2014
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$509.6	$71.3	$205.1	$137.8	$3.34
Adjusted to remove:
Employee termination expenses - Financial Services	—	0.5	0.5	0.3	0.01
Employee termination expenses - Customer Communications	—	0.3	0.3	0.2	0.01
Advisory and other transaction costs - Financial Services (1)	—	3.5	3.5	2.2	0.05
Gain on contract to repurchase common stock (2)	—	—	(18.1)	(18.1)	(0.44)
Net gain on securities and other investments (3)	—	—	(109.4)	(67.7)	(1.64)
Net gain from unconsolidated affiliates (5)	—	—	(5.7)	(3.6)	(0.09)
Income tax items (6)	—	—	—	(1.6)	(0.04)
Adjusted Non-GAAP results	$509.6	$75.6	$76.2	$49.5	$1.20

	2013
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$485.1	$72.7	$101.3	$78.5	$1.77
Adjusted to remove:
Employee termination expenses - Financial Services	—	1.7	1.7	1.1	0.02
Net gain on securities and other investments (3)	—	—	(23.1)	(14.3)	(0.32)
Net gain from unconsolidated affiliates (5)	—	—	(5.7)	(4.9)	(0.11)
Income tax items (6)	—	—	—	(14.1)	(0.32)
Adjusted Non-GAAP results	$485.1	$74.4	$74.2	$46.3	$1.04

Note:  See the “Description of Non-GAAP Adjustments” section for a description of certain adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO NON-GAAP RESULTS
Six Months Ended June 30,
(Unaudited - in millions, except per share amounts)

	2014
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$1,014.8	$139.4	$365.6	$238.2	$5.70
Adjusted to remove:
Employee termination expenses - Financial Services	—	3.0	3.0	1.9	0.05
Employee termination expenses - Customer Communications	—	0.3	0.3	0.2	0.01
Advisory and other transaction costs - Financial Services (1)	—	5.6	5.6	3.5	0.08
Gain on contract to repurchase common stock (2)	—	—	(18.1)	(18.1)	(0.43)
Net gain on securities and other investments (3)	—	—	(199.4)	(123.5)	(2.95)
Net gain from unconsolidated affiliates (5)	—	—	(5.7)	(3.6)	(0.09)
Income tax items (6)	—	—	—	(1.6)	(0.04)
Adjusted Non-GAAP results	$1,014.8	$148.3	$151.3	$97.0	$2.33

	2013
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$980.3	$147.3	$245.1	$171.7	$3.81
Adjusted to remove:
Employee termination expenses - Financial Services	—	1.7	1.7	1.1	0.02
Contract termination payment - Customer Communications	(6.0)	(6.0)	(6.0)	(3.7)	(0.08)
Loss accrual - Healthcare Services (4)	—	2.5	2.5	2.5	0.06
Net gain on securities and other investments (3)	—	—	(95.4)	(59.1)	(1.30)
Net gain from unconsolidated affiliates (5)	—	—	(5.7)	(4.9)	(0.11)
Income tax items (6)	—	—	—	(16.3)	(0.37)
Adjusted Non-GAAP results	$974.3	$145.5	$142.2	$91.3	$2.03

Note:  See the “Description of Non-GAAP Adjustments” section for a description of certain adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

Description of Non-GAAP Adjustments

(1) Advisory and other transaction costs incurred in connection with a matter involving a significant shareholder are recorded in the Condensed Consolidated Statement of Income within the Costs and expenses line item.

(2) DST recorded a gain of $18.1 million on the contract to repurchase 2.4 million shares of DST common stock resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date. This gain was recorded in the Condensed Consolidated Statement of Income within the Other income, net line item. There is no income tax expense associated with this income as the gain is related to the repurchase of the Company’s own stock.

(3)
Net gain on securities and other investments is comprised of net realized gains from sales of available-for-sale securities, other than temporary impairments on available-for-sale securities and net gains on private equity funds and other investments. These net gains were recorded in the Condensed Consolidated Statement of Income within the Other income, net line item.

(4) Loss accruals are recorded in the Condensed Consolidated Statement of Income within the Costs and expenses line item. An incremental loss accrual was recorded in 2013 for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009 in the Healthcare Services Segment.

(5)
The net gain from unconsolidated affiliates are included in the Condensed Consolidated Statement of Income within the Equity in earnings of unconsolidated affiliates line item. The net gain recorded in 2013 relates to the sale of an unconsolidated affiliate by IFDS ($4.6 million) and BFDS ($1.1 million). During 2014, the net gain from unconsolidated affiliates relates to the sale of DST’s investment in an unconsolidated affiliate ($5.7 million).

(6) Income tax items relate to benefits resulting from the resolution of refund claims for historical domestic manufacturing deductions, research and experimentation credits and other similar items. These items are included in the Condensed Consolidated Statement of Income within the Income taxes line item.

Management’s analysis of non-GAAP results for the three and six months ended June 30, 2014 and 2013

Taking into account the items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.20 and $1.04 for the three months ended June 30, 2014 and 2013, respectively, and $2.33 and $2.03 for the six months ended June 30, 2014 and 2013, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the items in the reconciliation tables above.  In addition, the increase in non-GAAP diluted earnings per share for the three and six months ended June 30, 2014 is attributable to lower weighted average diluted shares outstanding and improved operating revenues within the Healthcare and Financial Services segments, partially offset by higher costs associated with new business initiatives in both the Financial Services and Healthcare Services Segment and lower operating revenues offset by lower costs and expenses in the Customer Communications segment. Diluted earnings per share in future periods will be affected by any future share repurchases and the related timing of such repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $574.0 million at June 30, 2014) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  At June 30, 2014, the Company had approximately $552.8 million of availability under its domestic revolving credit facilities. The Company renewed its $150.0 million accounts receivable securitization program and repaid its $125.0 million term loan facility during the three months ended June 30, 2014. The Company is currently in the process of evaluating its options with respect to renewing its $630.0 million revolving credit facility which matures on July 1, 2015.

Sources and uses of cash

The Company had $83.3 million and $62.5 million of cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively. The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2014 and 2013 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $128.3 million during the six months ended June 30, 2014 compared to $243.6 million for the six months ended June 30, 2013, a decrease of $115.3 million, primarily as a result of a $125.0 million dividend received from BFDS during 2013 that did not recur in 2014.

Operating cash flows during 2014 resulted principally from net income of $238.2 million, (including $33.2 million of dividend income from an investment in a private company), changes in working capital and adjustments for non-cash or non-operating items included in the determination of net income including net gains on investments of $149.7 million, an $18.1 million gain on the contract to repurchase common stock and depreciation and amortization expense of $64.1 million.

Operating cash flows for the six months ended June 30, 2014 were impacted by the following significant changes in working capital from 2013 to 2014:

•
Accounts receivable increased $13.5 million during the six months ended June 30, 2014, as compared to a decrease of $27.6 million during the same period in 2013, a net decrease in working capital of $41.1 million.

•
Income taxes payable increased $24.5 million during 2014, as compared to a decrease of $15.5 million during 2013, primarily driven by the timing of tax payments on the prior year investment sales and higher operating results.

Investing activities

Cash flows provided by investing activities were $106.0 million during the six months ended June 30, 2014 as compared to $124.6 million for the six months ended June 30, 2013, a decrease of $18.6 million.  The decrease is primarily attributable to higher funds held to satisfy client fund obligations in 2014, partially offset by increased proceeds from the sale of investments.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2014	2013
Financial Services	$35.8	$27.7
Healthcare Services	5.5	6.0
Customer Communications	17.5	15.4
Investments and Other	1.0	2.7
	$59.8	$51.8

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or draws from bank lines of credit, as required.

Investments

The Company purchased $44.4 million and $53.9 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, the Company received $214.9 million from the sale/maturities of investments as compared to $190.7 million during the six months ended June 30, 2013.

Financing activities

Cash flows used in financing activities were $213.5 million during the six months ended June 30, 2014 as compared to $278.6 million for the six months ended June 30, 2013.  The lower cash outflows in 2014 are primarily attributable to lower cashflows on client fund obligations of $76.8 million partially offset by higher repurchases of common stock of $68.7 million. Also impacting the cash used in financing activities during the quarter are net debt repayments of $11.5 million in 2014 as compared to net debt repayments during 2013 of $71.0 million.

Common stock issuances and repurchases

On January 29, 2014, the Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market transactions. The Company did not repurchase any shares of DST common stock under this share repurchase plan during the six months ended June 30, 2014. The Company repurchased approximately 1.7 million shares of DST common stock for $115.2 million during the six months ended June 30, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. During March 2014, DST entered into an agreement under which DST agreed to a two-step process to assist the Argyros Group with the disposition of a substantial portion of their common stock ownership in DST.  To implement the Argyros Group’s disposition, DST facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, DST repurchased, and simultaneously retired, 2.4 million shares of its common stock from the Argyros Group for $200.0 million.  In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million during the six months ended June 30, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

The Company received proceeds of $9.8 million and $17.2 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2014 and 2013, respectively.  Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in Common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $5.7 million and $21.8 million during the six months ended June 30, 2014 and 2013, respectively.

Dividends

The Board of Directors of DST declared a quarterly cash dividend of $0.30 per common share during the first and second quarters of 2014. The total dividends for the six months ended June 30, 2014 were $25.0 million, of which $11.9 million were paid in June 2014 and $12.6 million were paid in March 2014.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. On July 30, 2014, the Board of Directors declared a quarterly dividend of $0.30 per common share, payable September 12, 2014, to shareholders of record at close of business on August 29, 2014.

Client funds obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. The Company had $367.9 million and $366.5 million of client funds obligations at June 30, 2014 and December 31, 2013, respectively.

Debt activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $671.7 million and $683.0 million of debt outstanding at June 30, 2014 and December 31, 2013, respectively, a decrease of $11.3 million during the six months ended June 30, 2014.

The Company’s debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. The Company is currently in compliance with these covenants. The Company’s debt arrangements are described in Note 7 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At June 30, 2014 and December 31, 2013, total borrowings on the loan were $31.3 million and $28.3 million, respectively, and the Company’s guarantee totaled $3.2 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At June 30, 2014, the Company’s liability recorded associated with the guarantee was $0.8 million.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements.  The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.  The agreements generally provide that a joint venture owner, if it desires to terminate the agreement, may establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and submit a binding offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price.  The party receiving the offer generally has a specified period of time to either accept the offer to sell its interest, or to elect to purchase the offering party’s interest, in either case at the established offering price.  The Company cannot estimate the potential aggregate offering price that it could be required to receive for its interest in the case of a sale, or to pay for the other party’s interest in the case of a purchase; however, the amount could be material.

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

The Company has also entered into indemnification agreements with its directors and executive officers and certain other officers.  In addition, from time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement.  The amount of the Company's indemnification obligations is not stated in the agreements.  The Company’s liability under such indemnification agreements and provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at June 30, 2014 and December 31, 2013, in accordance with accounting and reporting guidance on guarantees, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others.

Off balance sheet obligations

As of June 30, 2014, the Company had no material off balance sheet arrangements.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2014 was approximately $574.0 million.  The impact of a 10% change in fair value of these investments would be approximately $36.5 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2014, the Company and BFDS had average daily cash balances of approximately $1.8 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  The Company estimates that a 100 basis point change in the interest earnings rate would equal approximately $6.1 million of net income (loss).

At June 30, 2014, the Company had $671.7 million of debt, of which $278.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is partly offset by changes in interest rates attributable to balance earnings.

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

At June 30, 2014, the Company’s international subsidiaries had approximately $243.6 million in total assets and for the three and six months ended June 30, 2014, these international subsidiaries recorded net income of approximately $3.1 million and $7.4 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $24.4 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

The Company has entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on the Company’s operations. The total notional value of the Company’s foreign currency derivatives is $126.2 million at June 30, 2014. The fair value of the contracts that qualify for hedge accounting results in a liability of $0.1 million at June 30, 2014. The Company estimates that a 10% change in exchange rates would result in a $0.5 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $0.4 million at June 30, 2014. The Company estimates a 10% change in exchange rates on these contracts would result in a $5.7 million change to consolidated net income. All gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Excluding intercompany loans that have been hedged, the Company has approximately $10.0 million of unhedged intercompany loans as of June 30, 2014 with certain of its international subsidiaries that are expected to be repaid. The Company estimates that a 10% change in exchange rates on these intercompany loans would not have a significant impact on net income.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2014.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On a consolidated basis, the Company’s four largest customers, excluding Boston Financial Data Services with which we have a joint venture relationship, account for 14% of consolidated operating revenues. The Healthcare Services Segment’s five largest customers accounted for 48% of our revenue in such segment. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.

Events that adversely affect our clients’ businesses, rates of growth or numbers of customers they serve could decrease demand for our products and services and the number of transactions we process. Events that could adversely affect our clients’ businesses include decreased demand for our customers’ products and services, adverse conditions in our customers’ markets or adverse economic conditions generally. We may be unsuccessful in predicting the needs of changing industries and whether potential customers will accept our products or services. We also may invest in technology or infrastructure for specific customers and not realize additional revenue from such investments. If trends or events do not occur as we expect, our business could be negatively impacted.

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

Decreasing demand for traditional printed and mailed communications may continue to adversely affect our business, depending on the extent to which our customers’ and their clients’ acceptance of electronic alternatives continues to grow.

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

A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations. Such regulations cover all aspects of our businesses including, but not limited to, sales and trading methods, trade practices among broker/dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, net capital, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. Any violation of applicable regulations could expose us or those businesses to civil or criminal liability, significant fines or sanctions or damage our reputation, the revocation of the licenses, censures, fines or a temporary suspension or permanent bar from conducting business, which could adversely affect our business or our financial results. Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect our financial results.

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

Our proprietary applications and related consulting and other services include the processing or clearing of financial and healthcare transactions for our clients and their customers and the design of benefit plans and compliance programs. The dollar amount of transactions processed or cleared is vastly higher than the revenues we derive from providing these services. In the event we make transaction processing or operational errors, or mismanage any process, we could be exposed to claims for any resulting processing delays, disclosure of protected information, miscalculations, mishandling of pass-through disbursements or other processes, and failure to follow a client’s instructions or meet specifications. Additionally, we may be subject to claims or liability resulting from a failure of third parties (including regulatory authorities) to recognize the limitations of our role as our clients’ agent or consultant, and we may be subject to claims or liability resulting from fraud committed by third parties. We may be exposed to the risk of counterparty breaches or failure to perform. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and any alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation could include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our operating results, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

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

We electronically maintain sensitive intellectual property, proprietary information and personally identifiable information, including financial and personal health information, of our clients, their customers and our employees. In certain circumstances, vendors have access to such information in order to assist us with responsibilities such as, producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers’ or our employees’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues, regulatory penalties or litigation. We maintain systems and procedures to protect against unauthorized access to electronic information and cybersecurity attacks, and we generally impose security requirements on our vendors, but we cannot guarantee these systems, procedures or requirements will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover, which is not approved by our Board of Directors. The provisions include:

•	super-majority stockholder approval required for certain actions;

•	staggered terms for directors;

•	specific procedures for stockholders to nominate new directors;

•	the Board’s authority to issue and set the terms of preferred stock;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased			Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	230	(1)		$91.62	$—	$250,000,000	(3)
May 1 — May 31	2,431,155	(1)	(2)	82.32	—	250,000,000	(3)
June 1 — June 30	61	(1)		91.14	—	250,000,000	(3)
Total	2,431,446			$82.32	$—	$250,000,000	(3)
__________________________________________________

(1)
For the three months ended June 30, 2014, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 1,903 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 230 shares were purchased in April 2014, 1,612 shares were purchased in May 2014 and 61 shares were purchased in June 2014.

(2)
In accordance with the agreement with the Argyros Group, concurrent with the closing of the secondary offering by the Argyros Group on May 14, 2014 DST repurchased 2.4 million shares of DST common stock beneficially owned by the Argyros Group and not sold in the secondary offering. These purchases were not made under the publicly announced repurchase plans or programs.

(3)
On January 29, 2014, the DST Board of Directors authorized a $250.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. The Company has not repurchased any shares under the existing share repurchase plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

1.1
Underwriting Agreement, dated as of May 8, 2014, by and among the Company, the Selling Stockholders and the Underwriters, which is attached as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 14, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.1
Fifth Amendment to Credit Agreement, dated as of April 17, 2014, among DST Systems, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.2
Consent Under Note Purchase Agreement, dated as of April 17, 2014, among DST Systems, Inc. and the purchasers party thereto, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 23, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.3	The Company’s Directors’ Deferred Fee Plan, amended and restated as of May 1, 2014.*

10.4
Stock Repurchase and Offering Agreement, dated May 5, 2014, by and among the Company and the Argyros Group, which is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.5
Governance and Standstill Agreement, dated May 5, 2014, by and among the Company and the Argyros Group, which is attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 5, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.6
Registration Rights Agreement, dated May 5, 2014, by and among the Company and the Argyros Group, which is attached as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 5, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.7	Form of Indemnification Agreement which is attached as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 5, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.8
Amended and Restated Receivables Purchase Agreement, dated as of May 15, 2014, among Fountain City Finance, LLC; DST Systems, Inc., certain Subsidiary Originators and Wells Fargo Bank, National Association, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.9
Originator Purchase Agreement, dated as of May 21, 2009, among DST Systems, Inc. and certain of its subsidiaries, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.10
First Amendment, dated as of May 19, 2011, among DST Systems, Inc. and certain of its subsidiaries, which is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.11
Second Amendment, dated as of May 17, 2012, among DST Systems, Inc. and certain of its subsidiaries, which is attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.12
Third Amendment, dated as of May 16, 2013, among DST Systems, Inc. and certain of its subsidiaries, which is attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.13
Purchase and Contribution Agreement, dated as of May 21, 2009, between DST Systems, Inc. and Fountain City Finance, LLC, which is attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

10.14
First Omnibus Amendment to Transfer Documents, dated as of February 28, 2010, among Fountain City Finance, LLC, Enterprise Funding Company LLC, Bank of America, National Association, and DST Systems, Inc. and certain of its subsidiaries, which is attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 21, 2014 (Commission No. 1-14036) is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.
__________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2014

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)