Form 10-Q
period 2014-09-30
DST SYSTEMS INC
filed 2014-11-04
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2014:
Common Stock $0.01 par value — 38,059,256

DST Systems, Inc.
Form 10-Q
September 30, 2014

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
September 30, 2014

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$87.5	$62.5
Funds held on behalf of clients	300.7	316.3
Client funding receivable	40.2	50.2
Accounts receivable	353.4	343.4
Other assets	56.5	70.0
	838.3	842.4

Investments	733.0	881.3
Unconsolidated affiliates	296.7	288.1
Properties, net	407.9	445.2
Intangible assets, net	126.1	137.4
Goodwill	423.3	423.7
Other assets	63.6	72.4
Total assets	$2,888.9	$3,090.5

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$268.7	$283.6
Client funds obligations	340.9	366.5
Accounts payable	83.2	86.7
Accrued compensation and benefits	151.6	154.3
Deferred revenues and gains	68.3	71.6
Income taxes payable	8.5	—
Other liabilities	102.2	110.1
	1,023.4	1,072.8

Long-term debt	343.4	399.4
Income taxes payable	132.6	124.2
Deferred income taxes	204.2	255.4
Other liabilities	34.9	54.9
Total liabilities	1,738.5	1,906.7
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 92.9 million and 95.3 million shares, respectively, issued	0.9	1.0
Additional paid-in capital	202.4	187.3
Retained earnings	3,865.6	3,777.7
Treasury stock (54.2 million and 53.5 million shares, respectively), at cost	(3,164.6)	(3,090.4)
Accumulated other comprehensive income	246.1	308.2
Total stockholders’ equity	1,150.4	1,183.8
Total liabilities and stockholders’ equity	$2,888.9	$3,090.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$510.5	$480.2	$1,525.3	$1,460.5
Out-of-pocket reimbursements	169.0	171.6	517.5	530.8

Total revenues	679.5	651.8	2,042.8	1,991.3

Costs and expenses	563.3	531.4	1,723.1	1,657.3
Depreciation and amortization	33.4	34.1	97.5	100.4

Income from operations	82.8	86.3	222.2	233.6

Interest expense	(6.4)	(8.4)	(20.0)	(27.3)
Other income, net	57.5	73.4	282.3	175.0
Equity in earnings of unconsolidated affiliates	10.2	3.8	25.2	18.9

Income before income taxes	144.1	155.1	509.7	400.2
Income taxes	44.1	58.2	171.5	131.6

Net income	$100.0	$96.9	$338.2	$268.6

Weighted average common shares outstanding	39.5	42.9	40.7	43.6
Weighted average diluted shares outstanding	39.8	43.5	41.2	44.5

Basic earnings per share	$2.53	$2.26	$8.30	$6.16
Diluted earnings per share	$2.51	$2.23	$8.22	$6.03

Cash dividends per share of common stock	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$100.0	$96.9	$338.2	$268.6

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available-for-sale securities	(9.5)	(22.3)	(59.4)	40.7
Unrealized gains on cash flow hedges	—	0.5	0.4	1.2
Foreign currency translation adjustments	(5.2)	7.8	(3.1)	2.4
Other comprehensive income (loss)	(14.7)	(14.0)	(62.1)	44.3

Comprehensive income	$85.3	$82.9	$276.1	$312.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows — operating activities:
Net income	$338.2	$268.6
Depreciation and amortization	97.5	100.4
Net gains on investments	(198.2)	(136.5)
Gain on sale of properties	(0.8)	(5.4)
Amortization of share based compensation	15.6	13.9
Equity in earnings of unconsolidated affiliates	(25.2)	(18.9)
Dividends from unconsolidated affiliates	1.6	129.8
Gain on contract to repurchase common stock	(18.1)	—
Deferred income taxes	(7.0)	(4.8)
Changes in accounts receivable	(10.0)	34.9
Changes in other assets	8.4	(7.1)
Changes in accounts payable and accrued liabilities	(17.8)	(21.6)
Changes in income taxes payable	27.0	(7.3)
Changes in deferred revenues and gains	(3.4)	(6.1)
Changes in accrued compensation and benefits	0.9	(10.6)
Other, net	15.1	4.6
Net cash provided from operating activities	223.8	333.9
Cash flows — investing activities:
Capital expenditures	(85.6)	(75.1)
Investments in securities	(56.7)	(77.6)
Proceeds from sales/maturities of investments	292.8	300.0
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	15.5	137.3
Proceeds from sale of properties	32.3	13.4
Other, net	9.2	(11.3)
Net cash provided from investing activities	207.5	286.7
Cash flows — financing activities:
Proceeds from issuance of common stock	10.3	21.8
Principal payments on debt	(131.8)	(124.5)
Repurchases of senior convertible debentures	—	(122.8)
Net borrowings on revolving credit facilities	61.1	37.4
Net decrease in client funds obligations	(15.5)	(148.5)
Common stock repurchased	(298.2)	(205.1)
Payment of cash dividends	(36.3)	(39.2)
Excess tax benefits from share based compensation	4.5	2.1
Other, net	(0.4)	(0.2)
Net cash used for financing activities	(406.3)	(579.0)
Net increase in cash and cash equivalents	25.0	41.6
Cash and cash equivalents, beginning of period	62.5	88.3
Cash and cash equivalents, end of period	$87.5	$129.9

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

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year 2014.

Out-of-period adjustment

During the third quarter of 2014, in connection with the preparation of the Federal tax return for the year ended December 31, 2013, the Company determined that a portion of the deferred tax liability associated with the interest deduction on the convertible debentures, which were redeemed during 2013, should have been recorded as additional paid-in capital rather than a current liability within the Consolidated Balance Sheet at December 31, 2013. To correct the error, the reclassification of $11.6 million from other current liabilities to additional paid-in capital has been reflected within the Consolidated Balance Sheet as of September 30, 2014. Based on the Company’s evaluation of all relevant quantitative and qualitative factors related to this adjustment, the Company concluded that the adjustment was not material to either the prior year or current quarter Consolidated Balance Sheet. The adjustment had no impact on income, expenses or cash flows.

New authoritative accounting guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard, “Revenue from Contracts with Customers.” This standard will replace the existing accounting standard for revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. Early application of this standard is not permitted. This standard permits two transition approaches, either the retrospective transition method or the cumulative effect transition method. The Company is currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

In April 2014, the FASB issued an accounting standard update, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations and modifies the disclosure requirements. This standard is effective prospectively for annual and interim periods after December 15, 2014. Early adoption of the standard is permitted for disposals that have not been reported in financial statements previously issued. The Company has elected to early adopt this standard beginning in the third quarter 2014. The adoption of this standard did not have a significant impact on the consolidated financial statements.

In July 2013, the FASB issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning after December 15, 2013. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

2. Client Funds/Obligations

The Company had $300.7 million and $316.3 million of funds held on behalf of clients at September 30, 2014 and December 31, 2013, respectively.  During the nine months ended September 30, 2014, the Company received no proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. During the nine months ended September 30, 2013, the Company received $20.2 million of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and gross realized losses associated with the sales/maturities of available-for-sale securities held to satisfy client funds obligations were not significant during both the nine months ended September 30, 2014 and 2013.

3. Investments

Investments are as follows (in millions):

	Carrying Value
	September 30, 2014	December 31, 2013
Available-for-sale securities:
State Street Corporation	$417.2	$515.5
Other available-for-sale securities	126.5	138.5
	543.7	654.0
Other:
Trading securities	28.6	44.3
Cost method and other investments	160.7	183.0
	189.3	227.3
Total investments	$733.0	$881.3

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30, 2014	December 31, 2013
Book cost basis	$153.2	$166.9
Gross unrealized gains	392.5	487.5
Gross unrealized losses	(2.0)	(0.4)
Market value	$543.7	$654.0

At September 30, 2014 and December 31, 2013, the Company’s carrying value of available-for-sale investments was $543.7 million and $654.0 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $169.5 million and $201.1 million at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company received $162.4 million and $235.9 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $50.8 million and $50.5 million and gross realized losses of $0.7 million and $0.5 million were recorded during the three months ended September 30, 2014 and 2013, respectively, from the sale of available-for-sale securities. Gross realized gains of $99.0 million and $136.0 million and gross realized losses of $1.0 million and $1.6 million were recorded during the nine months ended September 30, 2014 and 2013, respectively, from the sale of available-for-sale securities.

The Company recorded losses on available-for-sale securities of $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, related to other than temporary investment impairments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position at September 30, 2014 and December 31, 2013 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Common stock	$25.3	$2.0	$—	$—	$25.3	$2.0

December 31, 2013
Common stock	$5.9	$0.4	$—	$—	$5.9	$0.4

The Company is a limited partner in various private equity funds which are primarily accounted for using the cost method.  At September 30, 2014 and December 31, 2013, the Company’s carrying value of these private equity fund investments was approximately $146.2 million and $167.3 million, respectively.  At September 30, 2014, the Company had future capital commitments related to these private equity fund investments of approximately $6.7 million. Additionally, the Company has other investments with a carrying value of $14.5 million and $15.7 million at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, the Company received a $33.2 million cash dividend from a cost method investment in a privately-held company. Following receipt of the dividend, DST sold its remaining interest in the privately-held company during the nine months ended September 30, 2014, resulting in pre-tax cash proceeds and a related gain of $103.6 million.

The Company records lower of cost or market valuation adjustments on cost method and other investments when impairment conditions are present.  The Company recorded impairments on cost method and other investments of $0.4 million during the three months ended September 30, 2014, as compared to $0.1 million of impairments recorded during the three months ended September 30, 2013. The Company recorded impairments on cost method and other investments of $2.0 million and $0.4 million during the nine months ended September 30, 2014 and 2013, respectively.

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

4. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	September 30, 2014	December 31, 2013
Boston Financial Data Services, Inc.	50%	$77.0	$72.5
International Financial Data Services (U.K. and L.P.)	50%	183.9	179.0
Unconsolidated real estate and other affiliates		35.8	36.6
Total		$296.7	$288.1

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Boston Financial Data Services, Inc.	$1.5	$1.8	$4.5	$6.1
International Financial Data Services (U.K. and L.P.)	7.2	1.0	10.3	8.9
Unconsolidated real estate and other affiliates	1.5	1.0	10.4	3.9
Total	$10.2	$3.8	$25.2	$18.9

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

As of September 30, 2014 and December 31, 2013, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds, and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$189.7	$189.7	$—	$—
Equity securities (2)	572.3	572.3	—	—
Pooled funds (2)	4.4	—	4.4	—
Deferred compensation liabilities (3)	(28.6)	(28.6)	—	—
Total	$737.8	$733.4	$4.4	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$170.5	$170.5	$—	$—
Equity securities (2)	698.0	698.0	—	—
Pooled funds (2)	12.4	—	12.4	—
Fixed income securities (2)	0.3	—	0.3	—
Deferred compensation liabilities (3)	(44.3)	(44.3)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$836.1	$824.2	$11.9	$—
_____________________________________________________
(1) Included in Cash and cash equivalents and Funds held on behalf of clients on the Company’s Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Company’s Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheet.

At September 30, 2014 and December 31, 2013, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $47.3 million and $45.5 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls and, accordingly, excludes items held by unconsolidated affiliates.

6. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$168.3	$56.1	$168.3	$47.0
Other	26.6	12.7	26.6	10.5
Total	$194.9	$68.8	$194.9	$57.5

Amortization expense of intangible assets for three and nine months ended September 30, 2014 was approximately $3.7 million and $11.3 million, respectively, as compared to $3.9 million and $11.5 million for the three and nine months ended September 30, 2013. The following table summarizes the estimated annual amortization for intangible assets recorded as of September 30, 2014 (in millions):

Remainder of 2014	$3.6
2015	14.4
2016	14.1
2017	14.0
2018	13.8
Thereafter	66.2
Total	$126.1

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2014, by Segment (in millions):

	December 31, 2013	Acquisitions	Disposals	Other	September 30, 2014
Financial Services	$235.6	$—	$—	$0.7	$236.3
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	33.1	—	—	(1.1)	32.0
Total	$423.7	$—	$—	$(0.4)	$423.3

7. Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2014	December 31, 2013
Accounts receivable securitization program	$150.0	$150.0
Secured promissory notes	6.6	7.8
Term loan credit facility	—	125.0
Revolving credit facilities	71.5	10.4
Senior notes	370.0	370.0
Related party credit agreements	4.2	5.8
Other indebtedness	9.8	14.0
	612.1	683.0
Less current portion of debt	268.7	283.6
Long-term debt	$343.4	$399.4

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

The outstanding amount under the program was $150.0 million at both September 30, 2014 and December 31, 2013.  During the nine months ended September 30, 2014 and 2013, total proceeds from the accounts receivable securitization program were approximately $775.4 million and $741.2 million, respectively, and total repayments were approximately $775.4 million and $741.2 million, respectively.

Term loan credit facility

The Company repaid its $125.0 million term loan credit facility in June 2014. The facility had a maturity date of October 28, 2014. Amounts prepaid may not be re-borrowed.

Revolving credit facilities

On October 1, 2014, the Company entered into a new syndicated line of credit facility that replaces its current $630.0 million facility which had a maturity date of July 1, 2015. The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $850.0 million. The interest rates applicable to loans under the new credit agreement are generally based on Eurodollar, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid schedule may result in fluctuations in borrowing costs ranging from 1.00% to 1.70% over Eurodollar and 0.00% to 0.70% over the base rate, as defined. Additionally, an annual facility fee of 0.125% to 0.30% is required on this revolving syndicated line of credit. Among other provisions, the credit agreement requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is October 1, 2019. Borrowings under the old facility are reflected within current portion of long-term debt. Beginning in the fourth quarter of 2014, borrowings under the new facility will be reflected within long-term debt.

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

As of September 30, 2014 and December 31, 2013, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$40.0	$40.4	$40.0	$40.6
Senior notes - Series B	105.0	110.3	105.0	110.0
Senior notes - Series C	65.0	69.0	65.0	68.3
Senior notes - Series D	160.0	173.1	160.0	168.1
Total	$370.0	$392.8	$370.0	$387.0

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
The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further discussed within Note 5 of these financial statements. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign currency contracts	Other current liabilities	$0.1	$0.4
Interest rate contracts	Other long term liabilities	0.1	0.1
Total liabilities		$0.2	$0.5
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
The Company has entered into a foreign currency cash flow hedging program to reduce the risk that DST’s net cash outflows resulting from intercompany purchases of services from its international subsidiaries could be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $12.4 million and $11.2 million as of September 30, 2014 and December 31, 2013, respectively.
The Company regularly monitors the mix of short-term debt and long-term debt. From time to time, the Company manages its variable rate interest risk through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program were $6.6 million and $7.3 million as of September 30, 2014 and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 30, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Foreign currency contracts	$—	Costs and expenses	$(0.2)
Interest rate contracts	(0.2)	Interest expense	—

2013
Foreign currency contracts	$0.1	Costs and expenses	$(0.2)
Interest rate contracts	(0.2)	Interest expense	(0.5)
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 30, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Foreign currency contracts	$(0.1)	Costs and expenses	$(0.4)
Interest rate contracts	0.2	Interest expense	—

2013
Foreign currency contracts	$(0.1)	Costs and expenses	$(0.2)
Interest rate contracts	(0.7)	Interest expense	(2.5)
There were no gains or losses recognized into income as a result of ineffectiveness during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company estimates that the amounts to be reclassified into earnings during the next 12 months are approximately $0.1 million.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (British pound and Canadian dollar). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in Other income, net in the Company’s Condensed Consolidated Statement of Income. The total notional values of derivatives related to the Company’s foreign currency economic hedges were $108.4 million and $115.1 million as of September 30, 2014 and December 31, 2013, respectively.

The pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 30, 2014 and 2013 was not significant.
9. Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The Company’s tax rate was 30.6% and 33.6% for the three and nine months ended September 30, 2014, respectively, compared to 37.5% and 32.9% for the three and nine months ended September 30, 2013, respectively. The Company’s tax rate for the three months ended September 30, 2014 was lower than the statutory federal income tax rate of 35% primarily attributable to the release of certain liabilities for uncertain tax positions as the statute of limitations expired and higher foreign tax credits due to higher earnings from foreign jurisdictions. Additionally, the lower tax rate during the nine months ended September 30, 2014 was attributable to the $18.1 million gain on share repurchase which had no tax expense and the completion of a state examination, which resulted in the recognition of $2.5 million of income tax benefits from the reversal of previously reserved tax positions. The Company’s tax rate for the nine months ended September 30, 2013 was lower than the statutory federal income tax rate of 35% primarily attributable to the completion of an IRS examination which resulted in recognition of $16.1 million of income tax benefits during the nine months ended September 30, 2013.

The Company’s estimated annual effective full year 2014 tax rate will vary from the statutory federal rate primarily as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$100.0	$96.9	$338.2	$268.6

Weighted average common shares outstanding	39.5	42.9	40.7	43.6
Incremental shares from restricted stock units, stock options and convertible debentures	0.3	0.6	0.5	0.9
Weighted average diluted shares outstanding	39.8	43.5	41.2	44.5

Basic earnings per share	$2.53	$2.26	$8.30	$6.16
Diluted earnings per share	$2.51	$2.23	$8.22	$6.03

The Company had approximately 38.7 million and 42.5 million common shares outstanding at September 30, 2014 and 2013, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and nine months ended September 30, 2014 and 2013.

Share based compensation

The Company has share based compensation plans covering its employees and non-employee directors.  During the nine months ended September 30, 2014, the Company granted approximately 0.3 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the nine months ended September 30, 2014, the Company had 0.2 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At September 30, 2014, the Company had outstanding 0.7 million unvested RSU’s and 0.7 million stock options (of which 0.2 million are not yet exercisable).

The Company recognized share based compensation expense of $5.3 million and $15.6 million during the three and nine months ended September 30, 2014, respectively, as compared to $3.5 million and $13.9 million during the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, the Company had $36.6 million of unrecognized compensation expense related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that compensation expense recognition attributable to currently outstanding stock option and restricted stock unit grants will be approximately $5.4 million for the remainder of 2014, $15.9 million for 2015, $8.0 million for 2016 and $1.2 million for 2017. Future expense recognition is not projected on approximately $6.1 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$300.8	$(0.5)	$7.9	$308.2
Net current period other comprehensive income (loss)	(59.4)	0.4	(3.1)	(62.1)
Balance, September 30, 2014	$241.4	$(0.1)	$4.8	$246.1

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	September 30,
	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains on available-for-sale securities	$34.2	$20.3	$13.8	$8.0
Reclassification of gains into net earnings on available-for-sale securities (1)	(48.9)	(29.8)	(49.6)	(30.3)
Net change in available-for-sale securities	(14.7)	(9.5)	(35.8)	(22.3)
Cash flow hedges
Unrealized losses on cash flow hedges	(0.2)	(0.1)	(0.1)	—
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.1	0.2	0.2
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	—	—	0.5	0.3
Net change in cash flow hedges	—	—	0.6	0.5
Cumulative translation adjustments	(5.3)	(5.2)	7.9	7.8
Total other comprehensive income (loss)	$(20.0)	$(14.7)	$(27.3)	$(14.0)

	Nine Months Ended
	September 30,
	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$1.2	$(0.4)	$200.1	$122.2
Reclassification of gains into net earnings on available-for-sale securities (1)	(96.8)	(59.0)	(133.5)	(81.5)
Net change in available-for-sale securities	(95.6)	(59.4)	66.6	40.7
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.1	0.1	(0.8)	(0.5)
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.4	0.3	0.2	0.2
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	—	—	2.5	1.5
Net change in cash flow hedges	0.5	0.4	1.9	1.2
Cumulative translation adjustments	(3.2)	(3.1)	2.4	2.4
Total other comprehensive income (loss)	$(98.3)	$(62.1)	$70.9	$44.3
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

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $47.3 million and $45.5 million at September 30, 2014 and December 31, 2013, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $23.7 million and $22.8 million at September 30, 2014 and December 31, 2013, respectively.  The Company records in investments and AOCI its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both September 30, 2014 and December 31, 2013, no interest rate swap liability or AOCI was recorded in the consolidated financial statements.

Stock repurchases

On January 29, 2014, the Board of Directors of DST authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. The Company repurchased approximately 1.0 million shares of DST common stock for $92.1 million during the nine months ended September 30, 2014, resulting in approximately $157.9 million remaining under the Company’s existing share repurchase plan. The Company repurchased approximately 2.6 million shares of DST common stock for $181.8 million during the nine months ended September 30, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. During March 2014, DST entered into an agreement under which DST agreed to a two-step process to assist the Argyros Group with the disposition of a substantial portion of their common stock ownership in DST.  To implement the Argyros Group’s disposition, DST facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, DST repurchased, and simultaneously retired, 2.4 million shares of its common stock from the Argyros Group for $200.0 million.  In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million during the nine months ended September 30, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date. The retirement of the shares during the nine months ended September 30, 2014 reduced Common stock by $0.1 million, Additional paid-in capital by $4.8 million and Retained earnings by $213.2 million within the Consolidated Balance Sheet.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $6.1 million and $23.3 million during the nine months ended September 30, 2014 and 2013, respectively.

Dividends

For each quarter of 2014, the Board of Directors of DST has declared a quarterly cash dividend of $0.30 per common share. Total dividends for the nine months ended September 30, 2014 were $37.0 million, including cash dividends of $11.8 million paid in September 2014, $11.9 million paid in June 2014 and $12.6 million paid in March 2014.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. On October 24, 2014, the Board of Directors declared a quarterly dividend of $0.30 per common share, payable December 12, 2014, to shareholders of record at the close of business on November 26, 2014.

11. Commitments and Contingencies

The Company has letters of credit of $9.3 million and $8.3 million outstanding at September 30, 2014 and December 31, 2013, respectively.  Letters of credit are secured by the Company’s debt facilities.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.  The Company has established trusts to provide for the funding of certain corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at September 30, 2014 and December 31, 2013 were not significant.  The Company has adopted the DST Systems, Inc. Executive Severance Plan which provides certain benefits to participants in the event of a qualifying termination under the plan.

The Company received a regulatory inquiry in February 2012 regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services, during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  In August 2014, the Company resolved this matter with the regulator resulting in a payment of $2.0 million during the third quarter 2014.

The Company received a legal claim relating to a 2001 international software development agreement.  Although the software was never completed, the counterparty to the agreement has asserted that DST’s failure to accept the software has resulted in direct damages ranging up to approximately $10.0 million. Claims for interest and other indirect damages could also be asserted.  A trial court and a court of appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met.  In October 2011, a court of appeals ordered the engagement of an expert to test the software and decide whether it met the acceptance criteria.  The appeals court is currently reviewing the expert’s report. The Company is vigorously defending the case. As of September 30, 2014, the Company has $1.9 million accrued related to this legal claim. Based on the current status of the proceeding, there is a reasonable possibility that losses in excess of the amounts accrued exists, but the Company cannot currently estimate the amount or range of additional reasonably possible losses beyond what has been disclosed. However, the Company’s management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

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

Other contractual commitments

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At September 30, 2014 and December 31, 2013, total borrowings on the loan were $27.8 million and $28.3 million, respectively, of which the Company guaranteed $1.5 million at both September 30, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At September 30, 2014 and December 31, 2013, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

The Company has also entered into indemnification agreements with its directors and executive officers and certain other officers.  In addition, from time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement.  The amount of the Company’s indemnification obligations is not stated in the agreements.  The Company’s liability under such indemnification agreements and provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at September 30, 2014 and December 31, 2013, in accordance with accounting and reporting guidance on guarantees, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others.

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2014	December 31, 2013
Financial Services	$1,315.0	$1,422.5
Healthcare Services	343.6	336.6
Customer Communications	411.1	403.0
Investments and Other	880.1	991.8
Elimination Adjustments	(60.9)	(63.4)
	$2,888.9	$3,090.5

The Company evaluates the performance of its operating segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates determined by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$254.4	$95.5	$156.7	$3.9	$—	$510.5
Intersegment operating revenues	12.5	—	2.4	11.0	(25.9)	—
Out-of-pocket reimbursements	11.3	1.9	158.6	—	(2.8)	169.0
Total revenues	278.2	97.4	317.7	14.9	(28.7)	679.5

Costs and expenses	210.7	73.1	296.2	9.2	(25.9)	563.3
Depreciation and amortization	17.6	4.7	9.5	2.2	(0.6)	33.4

Income (loss) from operations	49.9	19.6	12.0	3.5	(2.2)	82.8
Other income, net	0.3	0.1	0.1	57.0	—	57.5
Equity in earnings of unconsolidated affiliates	8.7	0.1	0.2	1.2	—	10.2

Earnings (loss) before interest and income taxes	$58.9	$19.8	$12.3	$61.7	$(2.2)	$150.5

	Three Months Ended September 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$237.1	$80.7	$158.8	$3.6	$—	$480.2
Intersegment operating revenues	11.7	—	1.7	11.0	(24.4)	—
Out-of-pocket reimbursements	8.8	1.5	163.1	0.1	(1.9)	171.6
Total revenues	257.6	82.2	323.6	14.7	(26.3)	651.8

Costs and expenses	187.0	66.0	297.2	4.6	(23.4)	531.4
Depreciation and amortization	16.2	4.8	10.9	2.9	(0.7)	34.1

Income (loss) from operations	54.4	11.4	15.5	7.2	(2.2)	86.3
Other income, net	2.6	0.1	0.5	70.2	—	73.4
Equity in earnings of unconsolidated affiliates	2.5	0.1	0.2	1.0	—	3.8

Earnings (loss) before interest and income taxes	$59.5	$11.6	$16.2	$78.4	$(2.2)	$163.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $6.4 million and $8.4 million for the three months ended September 30, 2014 and 2013 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$753.3	$280.4	$480.4	$11.2	$—	$1,525.3
Intersegment operating revenues	36.6	—	6.8	32.6	(76.0)	—
Out-of-pocket reimbursements	37.6	4.9	482.8	0.1	(7.9)	517.5
Total revenues	827.5	285.3	970.0	43.9	(83.9)	2,042.8

Costs and expenses	638.2	232.9	900.8	27.0	(75.8)	1,723.1
Depreciation and amortization	50.9	14.4	27.9	6.2	(1.9)	97.5

Income (loss) from operations	138.4	38.0	41.3	10.7	(6.2)	222.2
Other income, net	20.4	0.1	0.3	261.5	—	282.3
Equity in earnings of unconsolidated affiliates	20.4	0.4	0.8	3.6	—	25.2

Earnings (loss) before interest and income taxes	$179.2	$38.5	$42.4	$275.8	$(6.2)	$529.7

	Nine Months Ended September 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$713.5	$242.7	$492.8	$11.5	$—	$1,460.5
Intersegment operating revenues	32.8	—	5.7	31.8	(70.3)	—
Out-of-pocket reimbursements	31.9	4.2	500.2	0.1	(5.6)	530.8
Total revenues	778.2	246.9	998.7	43.4	(75.9)	1,991.3

Costs and expenses	577.2	202.8	923.0	22.1	(67.8)	1,657.3
Depreciation and amortization	47.5	14.2	32.7	8.0	(2.0)	100.4

Income (loss) from operations	153.5	29.9	43.0	13.3	(6.1)	233.6
Other income, net	—	0.2	0.2	174.6	—	175.0
Equity in earnings of unconsolidated affiliates	14.1	0.3	0.3	4.2	—	18.9

Earnings (loss) before interest and income taxes	$167.6	$30.4	$43.5	$192.1	$(6.1)	$427.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $20.0 million and $27.3 million for the nine months ended September 30, 2014 and 2013 is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

13. Restructuring Charges

As a result of market changes which have impacted DST’s service offerings to clients, including lower registered account processing, DST has implemented a restructuring initiative to reduce its workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services and Customer Communications Segments. DST anticipates the total costs for these restructuring initiatives will approximate $13.9 million, of which $9.6 million is expected within the Financial Services Segment and $4.3 million is expected within the Customer Communications Segment.

During the three months ended September 30, 2014, DST incurred pretax charges related to employee termination costs of $6.4 million, of which $5.6 million related to the Financial Services Segment and $0.8 million related to the Customer Communications Segment. These expenses have been included in Costs and expenses in the Consolidated Statement of Income. As of September 30, 2014, DST had a liability of $6.0 million associated with these restructuring activities.

The Company expects to complete the restructuring activities and recognize the remaining $7.5 million of estimated costs during the fourth quarter of 2014. The remaining costs for the Financial Services Segment are anticipated to be $4.0 million, comprised of employee termination costs of $3.8 million and $0.2 million of lease termination costs. The remaining costs for Customer Communications are anticipated to be $3.5 million, comprised of employee termination costs of $0.8 million and $2.7 million of lease termination costs.

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
Financial Services
The Financial Services Segment is the Company’s largest operating segment. Through this segment, DST provides asset management and asset distribution solutions. Asset management solutions include the tracking of purchases, redemptions, exchanges and transfers of shares; maintaining investor identification and ownership records; reconciling cash and share activity; processing dividends; reporting sales; performing tax and other compliance functions; and providing information for printing of investor trade confirmations, statements and year-end tax forms. In the U.S., the Company provides asset management solutions to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts (“REITs”)). Asset management solutions are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis by DST or its domestic joint venture. Revenues are primarily based on the number of accounts, participants or transactions processed. The Company’s asset management BPO solution offerings are enhanced by DST’s proprietary workflow software, which is also licensed separately to third parties. In Australia and the

United Kingdom, DST licenses software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. The Company also provides asset management solutions on a SaaS and BPO basis internationally (United Kingdom, Canada, Ireland and Luxembourg) solely through its joint ventures with State Street Corporation (“State Street”).

In addition, DST provides asset distribution solutions through the Financial Services Segment ranging from consulting to active wholesaling and marketing for open-end mutual funds, exchange-traded funds (“ETFs”), closed-end funds and alternative investment funds. The Company also offers distribution support solutions including an aggregating website designed for financial advisors and broker/dealer back-office operations and a centralized data delivery source for investor account detail from mutual fund, variable annuity, and REIT companies. DST also provides asset management services, through the utilization of sub-advisors and index providers.
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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Operating revenues
Financial Services	$266.9	$248.8	$789.9	$746.3
Healthcare Services	95.5	80.7	280.4	242.7
Customer Communications	159.1	160.5	487.2	498.5
Investments and Other	14.9	14.6	43.8	43.3
Elimination Adjustments	(25.9)	(24.4)	(76.0)	(70.3)
	510.5	480.2	1,525.3	1,460.5
% change from prior year period	6.3%		4.4%

Out-of-pocket reimbursements
Financial Services	11.3	8.8	37.6	31.9
Healthcare Services	1.9	1.5	4.9	4.2
Customer Communications	158.6	163.1	482.8	500.2
Investments and Other	—	0.1	0.1	0.1
Elimination Adjustments	(2.8)	(1.9)	(7.9)	(5.6)
	169.0	171.6	517.5	530.8
% change from prior year period	(1.5)%		(2.5)%

Total revenues	$679.5	$651.8	$2,042.8	$1,991.3
% change from prior year period	4.2%		2.6%

Income from operations
Financial Services	$49.9	$54.4	$138.4	$153.5
Healthcare Services	19.6	11.4	38.0	29.9
Customer Communications	12.0	15.5	41.3	43.0
Investments and Other	3.5	7.2	10.7	13.3
Elimination Adjustments	(2.2)	(2.2)	(6.2)	(6.1)
	82.8	86.3	222.2	233.6
% change from prior year period	(4.1)%		(4.9)%

Interest expense	(6.4)	(8.4)	(20.0)	(27.3)
Other income, net	57.5	73.4	282.3	175.0
Equity in earnings of unconsolidated affiliates	10.2	3.8	25.2	18.9
Income before income taxes	144.1	155.1	509.7	400.2
Income taxes	44.1	58.2	171.5	131.6
Net income	$100.0	$96.9	$338.2	$268.6

Basic earnings per share	$2.53	$2.26	$8.30	$6.16
Diluted earnings per share	$2.51	$2.23	$8.22	$6.03
Non-GAAP diluted earnings per share	$1.54	$1.21	$3.85	$3.24
Cash dividends per share of common stock	$0.30	$0.30	$0.90	$0.90

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2014 were $679.5 million and $2,042.8 million, respectively, an increase of $27.7 million or 4.2% and $51.5 million or 2.6% compared to the three and nine months ended September 30, 2013.  Consolidated operating revenues for the three and nine months ended September 30, 2014 increased $30.3 million or 6.3% and $64.8 million or 4.4% as compared to the same periods in 2013.

The increase in consolidated operating revenues during the three and nine months ended September 30, 2014 was primarily attributable to increased operating revenues in the Financial Services and Healthcare Services Segments, partially offset by a slight decline in operating revenues in the Customer Communications Segment.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2014 decreased $2.6 million or 1.5% and $13.3 million or 2.5% as compared to the same periods in 2013.  The decrease in OOP reimbursements is primarily attributable to client losses in the Customer Communications Segment.

Additional information regarding revenue by business segment is included below following the caption, “Business Segment Comparisons.”

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2014 was $82.8 million and $222.2 million, respectively, a decrease of $3.5 million or 4.1% and $11.4 million or 4.9% as compared to the same periods in 2013.

The decrease in operating income during the three and nine months ended September 30, 2014 was primarily due to declines within the Financial Services, Customer Communications and Investments and Other Segments, partially offset by an increase in the Healthcare Services Segment.

As a result of market changes which have impacted DST’s service offerings to clients, including lower registered account processing, DST has implemented a restructuring initiative to reduce its workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services and Customer Communications Segments. As a result of this restructuring initiative, the Company incurred pretax charges during the third quarter 2014 of $6.4 million ($5.6 million in Financial Services and $0.8 million in Customer Communications) and anticipates an additional pretax charge in fourth quarter 2014 of approximately $7.5 million ($4.0 million in Financial Services and $3.5 million in Customer Communications) associated with the actions taken during the third quarter. The Company anticipates this restructuring initiative will result in annual pretax operating cost savings of approximately $13.0 million to $15.0 million, of which approximately 75% is expected to be realized in the Financial Services Segment operations and the remaining will be realized within the Customer Communications Segment.

Additional information regarding income from operations by business segment is included below following the caption, “Business Segment Comparisons.”

Interest expense

Interest expense for the three and nine months ended September 30, 2014 was $6.4 million and $20.0 million, respectively, a decrease of $2.0 million and $7.3 million as compared to the three and nine months ended September 30, 2013, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net realized gains from sale of available-for-sale securities	$50.1	$50.0	$98.0	$134.4
Net gain on private equity funds and other investments	6.5	16.3	21.3	27.8
Dividend income	2.6	3.1	42.1	10.1
Gain on sale of private company investment	—	—	103.6	—
Gain on contract to repurchase shares	—	—	18.1	—
Interest income	0.5	0.8	1.2	2.9
Foreign currency gains (losses)	(0.5)	0.8	(1.1)	(6.4)
Miscellaneous items	(1.7)	2.4	(0.9)	6.2
Other income, net	$57.5	$73.4	$282.3	$175.0

The Company recorded net gains from the sale of available-for-sale securities of $50.1 million and $98.0 million during the three and nine months ended September 30, 2014, compared to $50.0 million and $134.4 million for the same periods in 2013. Included in the $98.0 million of net gains from the sale of available-for-sale securities for the nine months ended September 30, 2014 is a gain of $87.8 million from the sale of approximately 1.4 million shares of State Street Corporation.

The Company recognized a net gain of $6.5 million and $21.3 million on private equity funds and other investments for the three and nine months ended September 30, 2014, as compared to a net gain of $16.3 million and $27.8 million for the three and nine months ended September 30, 2013.

The Company receives dividend income from certain investments held.  Dividend income was $2.6 million and $42.1 million for the three and nine months ended September 30, 2014, as compared to $3.1 million and $10.1 million for the three and nine months ended September 30, 2013.  Included in the $42.1 million of dividend income for the nine months ended September 30, 2014 is a $33.2 million cash dividend received from a cost-method investment in a privately-held company received in first quarter 2014. Excluding the $33.2 million dividend received in 2014, dividend income declined during the three and nine months ended September 30, 2014, primarily attributable to lower dividends from State Street Corporation resulting from fewer shares owned.

The Company received pre-tax cash proceeds and a related gain of $103.6 million during the nine months ended September 30, 2014 from the sale of DST’s remaining investment in a privately-held company.

DST repurchased $200.0 million of its common stock from the Argyros Group during 2014. The price paid per share was determined in connection with the secondary offering of the Argyros Group’s DST common stock in May 2014. In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million during the nine months ended September 30, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

The Company had unrealized losses on foreign currency translation of $0.5 million and $1.1 million during the three and nine months ended September 30, 2014, as compared to unrealized gains on foreign currency translation of $0.8 million and unrealized losses of $6.4 million during the three and nine months ended September 30, 2013. The Company began hedging against certain foreign currency exposures in May 2013.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a loss of $1.7 million and $0.9 million for the three and nine months ended September 30, 2014, as compared to a gain of $2.4 million and $6.2 million for the three and nine months ended September 30, 2013.  The movements within miscellaneous items are primarily attributable to lower unrealized gains on trading securities during 2014.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
BFDS	$1.5	$1.8	$4.5	$6.1
IFDS (U.K. and L.P.)	7.2	1.0	10.3	8.9
Other	1.5	1.0	10.4	3.9
	$10.2	$3.8	$25.2	$18.9

DST’s equity in earnings of unconsolidated affiliates increased $6.4 million during the three months ended September 30, 2014 and increased $6.3 million during the nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in equity in earnings during the three months ended September 30, 2014 were primarily from increased earnings from IFDS. Other significant items impacting equity in earnings during the nine months ended September 30, 2014 are a $5.7 million gain recognized upon the sale of an unconsolidated affiliate during the nine months ended September 30, 2014 and the recognition of a $7.4 million gain (DST’s share) recorded by IFDS ($6.3 million) and BFDS ($1.1 million) on the sale of IFDS’ equity method investment in Cofunds, Ltd. during the nine months ended September 30, 2013.

DST’s equity in BFDS earnings decreased $0.3 million and $1.6 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Absent the $1.1 million gain related to the 2013 sale of the Cofunds, Ltd. investment as mentioned above, DST’s equity in BFDS earnings decreased $0.5 million during the nine months ended September 30, 2014, as compared to the same periods in 2013. The decrease in BFDS earnings is primarily attributable to lower shareowner processing revenues associated with reduced levels of accounts serviced, partially offset by higher revenues from other ancillary services.

DST’s equity in earnings of IFDS increased $6.2 million and $1.4 million during the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Absent the $6.3 million gain on the sale of the Cofunds, Ltd. investment in 2013 as mentioned above, of which $1.7 million was recorded during the three months ended September 30, 2013, DST’s equity in earnings of IFDS increased $7.9 million and $7.7 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase is primarily the result of revenues recognized related to the ongoing conversion activities of the previously announced new wealth management clients in the U.K. These multi-year implementation efforts for the two new clients are continuing to progress and are expected to be completed in phases. Earnings will continue to be impacted by the rate of progress related to the conversions and therefore may not be consistent period to period throughout the implementation and conversion process. IFDS continues to incur significant costs to develop the new wealth management platform for the U.K. market and expand its infrastructure to prepare for the addition of these new clients and associated services offerings.

Total IFDS shareowner accounts serviced were 23.6 million at September 30, 2014, an increase of 0.1 million accounts or 0.4% from June 30, 2014 and an increase of 2.0 million accounts or 9.3% from September 30, 2013.  The increase in accounts for the nine months ended September 30, 2014 is primarily attributable to new client conversions, including a previously announced client in Canada that converted approximately 650,000 new accounts during the three months ended March 31, 2014.

DST’s equity in earnings of other unconsolidated affiliates increased $0.5 million and $6.5 million during the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 is primarily due to higher earnings from real estate investments. The increase for the nine months ended September 30, 2014 is primarily due to the sale of DST’s investment in an unconsolidated affiliate which resulted in a gain of $5.7 million.

Additional condensed financial information of DST’s significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$269.9	$212.9	$785.9	$627.5
Costs and expenses	238.2	201.1	718.3	586.9
Depreciation and amortization	10.3	7.6	29.9	22.2
Income from operations	21.4	4.2	37.7	18.4
Non-operating income	1.3	0.9	2.6	22.4
Income before income taxes	22.7	5.1	40.3	40.8
Income taxes	5.3	(0.7)	10.9	10.6
Net income	$17.4	$5.8	$29.4	$30.2

Income taxes

The Company records income tax expense for interim periods based on its best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s tax rate was 30.6% and 33.6% for the three and nine months ended September 30, 2014, respectively, compared to 37.5% and 32.9% for the three and nine months ended September 30, 2013, respectively.

Excluding the effect of discrete period items, the Company expects its annual tax rate to be approximately 35.0% for full year 2014 compared with an annual tax rate of 35.3% for the full year 2013.  The full year 2014 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

The Company’s tax rate for the three months ended September 30, 2014 was lower than its expected annual tax rate primarily due to the release of certain liabilities for uncertain tax positions upon expiration of the statute of limitations and higher foreign tax credits due to higher earnings from foreign jurisdictions. The Company’s tax rate for the nine months ended September 30, 2014, is impacted by a discrete, permanent tax benefit on the $18.1 million gain recorded on the contract to repurchase the Company’s own common stock. In accordance with the Internal Revenue Code, a corporation recognizes no gain or loss on the redemption of its own stock for cash.

The Company’s tax rate for the nine months ended September 30, 2013 was lower than its expected annual tax rate due to the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. As a result, the Company recognized income tax benefits of $16.1 million during the nine months ended September 30, 2013, resulting from the reversal of previously reserved tax positions related to these matters. The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years. The law that provided for research and experimentation credits expired on December 31, 2013 and accordingly no research and experimentation credits have been recorded during 2014.

Comprehensive income

The Company’s comprehensive income totaled $85.3 million and $276.1 million for the three and nine months ended September 30, 2014 compared to $82.9 million and $312.9 million for the three and nine months ended September 30, 2013. Comprehensive income includes net income of $100.0 million and $338.2 million for the three and nine months ended September 30, 2014 compared to $96.9 million and $268.6 million for the three and nine months ended September 30, 2013, and other comprehensive loss of $14.7 million and $62.1 million for the three and nine months ended September 30, 2014 compared to other comprehensive loss of $14.0 million and other comprehensive income of $44.3 million for the three and nine months ended September 30, 2013.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, unrealized gain (loss) on cash flow hedges, the Company’s proportional share of unconsolidated affiliates other comprehensive income (loss), and foreign currency translation adjustments. The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$266.9	$248.8	$789.9	$746.3
Out-of-pocket reimbursements	11.3	8.8	37.6	31.9
Total revenues	278.2	257.6	827.5	778.2
Costs and expenses	210.7	187.0	638.2	577.2
Depreciation and amortization	17.6	16.2	50.9	47.5
Income from operations	$49.9	$54.4	$138.4	$153.5

Operating margin	18.7%	21.9%	17.5%	20.6%
The following tables summarizes the Financial Services Segment’s statistical results (in millions, except as noted):

	September 30,
	2014	2013
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	29.8	30.9
IRA mutual fund accounts	22.5	23.2
Other retirement accounts	8.2	8.3
Section 529 and Educational IRAs	8.9	9.3
Registered accounts - tax-advantaged	39.6	40.8
Total registered accounts	69.4	71.7
Subaccounts	28.4	24.3
Total	97.8	96.0

International mutual fund shareowner accounts processed:
IFDS U.K.	11.1	10.0
IFDS L.P. (Canada)	12.5	11.6
Total	23.6	21.6

	September 30,
	2014	2013
Defined contribution participant accounts	6.9	6.7

ALPS (in billions of U.S. dollars):
Assets Under Management	$15.4	$10.7
Assets Under Administration	$173.6	$125.2

Automatic Work Distributor workstations (in thousands)	212.0	209.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Changes in registered accounts:
Beginning balance	70.9	73.3	71.2	75.7
New client conversions	—	—	—	0.3
Subaccounting conversions to DST platforms	(0.4)	(0.4)	(0.4)	(1.5)
Subaccounting conversions to non-DST platforms	(0.8)	(1.0)	(1.7)	(3.0)
Conversions to non-DST platforms	(0.6)	—	(0.7)	(0.2)
Organic growth (decline)	0.3	(0.2)	1.0	0.4
Ending balance	69.4	71.7	69.4	71.7

Changes in subaccounts:
Beginning balance	27.6	22.4	25.7	12.4
New client conversions	—	—	—	5.7
Conversions from non-DST registered platforms	0.1	0.3	0.7	0.9
Conversions from DST’s registered accounts	0.4	0.4	0.4	1.5
Organic growth	0.3	1.2	1.6	3.8
Ending balance	28.4	24.3	28.4	24.3

Changes in defined contribution participant accounts:
Beginning balance	6.7	6.5	6.9	6.1
New client conversions	—	—	0.3	1.3
Organic growth (decline)	0.2	0.2	(0.3)	(0.7)
Ending balance	6.9	6.7	6.9	6.7

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2014 were $278.2 million and $827.5 million, respectively, an increase of $20.6 million or 8.0% and $49.3 million or 6.3% as compared to the same periods in 2013.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2014 were $266.9 million and $789.9 million, respectively, an increase of $18.1 million or 7.3% and $43.6 million or 5.8% as compared to the same periods in 2013.

The increase in operating revenues for the three and nine months ended September 30, 2014 is primarily from higher operating revenues within the ALPS and Brokerage Solutions businesses and higher software license revenues, partially offset by lower mutual fund registered shareowner account processing revenues. These increases were partly offset by a contract termination payment received from a Retirement Solutions client in first quarter 2013 that increased operating revenues for the nine months ended September 30, 2013 by $6.0 million.

ALPS operating revenues increased over the comparable prior year periods as a result of net positive funds flow and favorable market conditions which have contributed to the growth of assets under management within the ALPS proprietary funds and increases in other ALPS distribution and services revenues. Brokerage Solutions had increased operating revenues from higher subaccounts processed as a result of organic growth from existing clients and new client growth. Global Solutions operating revenues during the three months ended September 30, 2014 increased as compared to the three months ended September 30, 2013, primarily from higher international investment management software revenues recognized during 2014. Excluding the $6.0 million contract termination payment received in 2013, Retirement Solutions operating revenues increased during the three and nine months ended September 30, 2014 from the same periods in 2013 principally from higher professional services fee revenue and higher participants as a result of the conversion of new clients. Operating revenues also increased from higher professional services revenue from the implementation and configuration of new wealth management clients.

Financial Services software license fee revenue was $11.0 million and $31.7 million for the three and nine months ended September 30, 2014, respectively, an increase of $3.1 million or 39.2% and $6.1 million or 23.8% over the same periods in 2013.

Operating revenues from DST’s U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2014. Registered accounts decreased 1.5 million accounts or 2.1% from June 30, 2014 and decreased 2.3 million accounts or 3.2% from September 30, 2013.  The decline in registered accounts from June 30, 2014 and September 30, 2013 is primarily the result of accounts converting to subaccounting platforms and to non-DST platforms, partially offset by organic growth at existing clients. Conversions of registered accounts to subaccounts are currently estimated to be at the low end of or slightly below the Company’s previous guidance of three to four million accounts in 2014. Conversion of registered accounts to subaccounts during 2015 is currently estimated to be four to five million accounts. DST has been informed that certain broker/dealers may convert certain tax-advantaged accounts to a subaccounting platform, however, the timing and number of accounts is not currently known. The number of accounts estimated to convert from various DST platforms is based upon information obtained from clients. There are a variety of factors that will affect the number and timing of registered accounts converted to subaccounts.

U.S. operating revenues for the three and nine months ended September 30, 2014 were $224.0 million and $664.5 million, respectively, an increase of $10.0 million or 4.7% and $23.1 million or 3.6%, as compared to the same periods in 2013.  International operating revenues for the three and nine months ended September 30, 2014 were $42.9 million and $125.4 million, respectively, an increase of $8.1 million or 23.3% and $20.5 million or 19.5% as compared to the same periods in 2013.

Financial Services Segment OOP reimbursement revenues for the three and nine months ended September 30, 2014 were $11.3 million and $37.6 million, respectively, an increase of $2.5 million or 28.4% and $5.7 million or 17.9% as compared to the same periods in 2013.  The increase during the three and nine months ended September 30, 2014 is primarily due to an increase in revenues at ALPS due to higher activities, partially offset by lower mutual fund registered shareowner account volumes.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $210.7 million and $638.2 million for the three and nine months ended September 30, 2014, respectively, an increase of $23.7 million or 12.7% and $61.0 million or 10.6% as compared to the three and nine months ended September 30, 2013.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  OOP costs, included in costs and expenses, were $11.3 million and $37.6 million for the three and nine months ended September 30, 2014, respectively, an increase of $2.5 million or 28.4% and $5.7 million or 17.9% as compared to the same periods in 2013.

Excluding OOP costs in 2014 and 2013, costs and expenses were $199.4 million for the three months ended September 30, 2014, an increase of $21.2 million or 11.9% as compared to the same period in 2013.  On this basis, costs and expenses during 2014 were impacted by increased processing costs to support the incremental revenues and higher costs associated with new business initiatives associated with the growth of the ALPS asset gathering business and investments to further develop the Applied Analytics and Brokerage Solutions service offerings. The Company also incurred higher employee termination costs during the three months ended September 30, 2014, primarily as a result a $5.6 million charge resulting from the restructuring event implemented during the third quarter to reduce its workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services Segment.

Excluding OOP costs in 2014 and 2013, costs and expenses were $600.6 million for the nine months ended September 30, 2014, an increase of $55.3 million or 10.1% as compared to the same period in 2013.  On this basis, costs and expenses during 2014 were impacted by increased costs to support higher revenues and higher costs associated with the new business initiatives described above partially offset by lower mark-to-market losses on deferred compensation liabilities and expenses associated with the fund launched by ALPS of $2.8 million in 2013 that did not recur in 2014. Also contributing to the increased costs in the Financial Services Segment during the nine months ended September 30, 2014 were $9.8 million of employee termination costs and $5.6 million of advisory and other transaction costs incurred in connection with the agreement with the Argyros Group in 2014.

Depreciation and amortization

Financial Services Segment depreciation and amortization expense for the three and nine months ended September 30, 2014 was $17.6 million and $50.9 million, respectively, an increase of $1.4 million or 8.6% and $3.4 million or 7.2% as compared to the same periods in 2013. The increase during the three and nine months ended September 30, 2014 was primarily from higher capital expenditures.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2014 was $49.9 million and $138.4 million, respectively, a decrease of $4.5 million or 8.3% and $15.1 million or 9.8% as compared to the same periods in 2013. Financial Services Segment income from operations for the three and nine months ended September 30, 2014 decreased primarily from higher operating expenses to support new business initiatives as well as higher employee termination and advisory and other transaction costs, partially offset by higher operating revenues and lower mark-to-market losses. Additionally, income from operations for the nine months ended September 30, 2013 included a $6.0 million contract termination payment that did not recur in 2014.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$95.5	$80.7	$280.4	$242.7
Out-of-pocket reimbursements	1.9	1.5	4.9	4.2
Total revenues	97.4	82.2	285.3	246.9
Costs and expenses	73.1	66.0	232.9	202.8
Depreciation and amortization	4.7	4.8	14.4	14.2
Income from operations	$19.6	$11.4	$38.0	$29.9

Operating margin	20.5%	14.1%	13.6%	12.3%
The following tables summarizes the Healthcare Services Segment’s statistical results (in millions):

	September 30,
	2014	2013
DST Health Solutions covered lives	24.1	23.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Argus pharmacy paid claims	122.7	110.9	359.7	330.0

Revenues

Healthcare Services Segment total revenues for the three and nine months ended September 30, 2014 were $97.4 million and $285.3 million, respectively, an increase of $15.2 million or 18.5% and $38.4 million or 15.6% as compared to the same periods in 2013.

Revenues for the three and nine months ended September 30, 2014 increased primarily from increased medical claims transaction volume growth from new and existing clients and higher business process outsourcing revenues. Pharmacy claims processing revenue also contributed to the increased operating revenues principally due to Medicare, Medicaid and healthcare exchange members growth at existing clients. Revenues were also higher than in the prior year as a result of increases in discount card services and other ancillary services and some acceleration of seasonal activity which historically has occurred in the fourth quarter. Additionally, operating revenues increased from software services and support associated with the implementation of the Affordable Care Act. Operating revenues include approximately $1.3 million and $4.3 million of software license fee revenues for the three and nine months ended September 30, 2014, an increase of $0.3 million and $0.8 million over the same periods in 2013.

Costs and expenses

Healthcare Services Segment costs and expenses (including OOP costs) were $73.1 million and $232.9 million for the three and nine months ended September 30, 2014, respectively, an increase of $7.1 million or 10.8% and $30.1 million or 14.8% as compared to the same periods in 2013. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three and nine months ended September 30, 2014 was primarily attributable to increased staffing costs, higher client conversion and implementation costs and higher claim processing costs due to the increased volume and complexity of transactions processed. Additionally, the three and nine months ended September 30, 2014 were impacted by the resolution of a previously disclosed regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million. For the nine months ended September 30, 2014, costs and expenses were negatively impacted by an incremental $5.7 million estimated liability recorded during second quarter 2014 related to processing errors identified for certain pharmacy claim transactions involving a specific set of circumstances.

Depreciation and amortization

Healthcare Services Segment depreciation and amortization expense for the three and nine months ended September 30, 2014 was $4.7 million and $14.4 million, respectively, a decrease of $0.1 million or 2.1% and an increase of $0.2 million or 1.4% as compared to the same periods in 2013.

Income from operations

Healthcare Services Segment income from operations for the three and nine months ended September 30, 2014 was $19.6 million and $38.0 million, respectively, an increase of $8.2 million and $8.1 million as compared to the same periods in 2013.  The increase is primarily attributable to higher revenues and the $4.0 million liability reversal related to a regulatory inquiry, partially offset by increased staffing costs incurred to complete new client implementations and to service the increased transaction volumes. The increase in operating income for the nine months ended September 30, 2014 was also partially offset by increased costs associated with the $5.7 million estimated liability for processing errors recorded during second quarter 2014.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$159.1	$160.5	$487.2	$498.5
Out-of-pocket reimbursements	158.6	163.1	482.8	500.2
Total revenues	317.7	323.6	970.0	998.7
Costs and expenses	296.2	297.2	900.8	923.0
Depreciation and amortization	9.5	10.9	27.9	32.7
Income from operations	$12.0	$15.5	$41.3	$43.0

Operating margin	7.5%	9.7%	8.5%	8.6%

	Three Months Ended September 30,
	2014		2013
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
North America	$111.9	$11.8	$115.2	$12.9
United Kingdom	47.2	0.2	45.3	2.6
Customer Communications Segment	$159.1	$12.0	$160.5	$15.5

	Nine Months Ended September 30,
	2014		2013
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
North America	$340.2	$37.8	$357.1	$38.3
United Kingdom	147.0	3.5	141.4	4.7
Customer Communications Segment	$487.2	$41.3	$498.5	$43.0

The following table summarizes the Customer Communications Segment’s statistical results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Images Produced
North America	2,073.9	2,362.9	6,353.5	7,268.8
United Kingdom	493.3	494.0	1,590.6	1,525.0
Customer Communications Segment	2,567.2	2,856.9	7,944.1	8,793.8

Packages Mailed
North America	445.2	546.2	1,385.5	1,686.9
United Kingdom	215.8	191.2	616.8	545.7
Customer Communications Segment	661.0	737.4	2,002.3	2,232.6

Revenues

Customer Communications Segment total revenues for the three and nine months ended September 30, 2014 were $317.7 million and $970.0 million, respectively, a decrease of $5.9 million or 1.8% and $28.7 million or 2.9% as compared to the same periods in 2013.  Customer Communications operating revenues for the three and nine months ended September 30, 2014 were $159.1 million and $487.2 million, respectively, a decrease of $1.4 million or 0.9% and $11.3 million or 2.3% as compared to the same periods in 2013. Out-of-pocket reimbursement revenues for the three and nine months ended September 30, 2014 were $158.6 million and $482.8 million, respectively, a decrease of $4.5 million or 2.8% and $17.4 million or 3.5% as compared to the same periods in 2013 primarily due to lower North America volumes.

Customer Communications North America operating revenues decreased $3.3 million or 2.9% and $16.9 million or 4.7% during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease was primarily from reduced volumes as a result of organic declines at existing clients and previously announced client losses, partially offset by higher electronic solutions and postal service solutions revenues. During the third quarter 2014, the Company signed a new Customer Communications client in North America which is anticipated to result in approximately 24 million packages on an annual basis once fully transitioned. During the third quarter, DST began processing new volumes for this client and will continue to transition additional applications throughout 2015.

Customer Communications U.K. operating revenues increased $1.9 million or 4.2% and $5.6 million or 4.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily due to the higher volumes from new and existing clients and favorable foreign currency exchange rates movement.

Costs and expenses

Customer Communications Segment costs and expenses (including OOP costs) were $296.2 million and $900.8 million for the three and nine months ended September 30, 2014, respectively, a decrease of $1.0 million or 0.3% and $22.2 million or 2.4% as compared to the same periods in 2013.  Costs and expenses in the Customer Communications Segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2014 and 2013, costs and expenses increased $3.5 million or 2.6% and decreased $4.8 million or 1.1% for the three and nine months ended September 30, 2014, respectively, to $137.6 million and $418.0 million, respectively.

Excluding OOP costs, Customer Communications North America costs and expenses decreased $1.4 million for the three months ended September 30, 2014, primarily from lower variable expenses as a result of reduced volumes and attainment of postal operating efficiencies, partially offset by higher employee termination costs.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses increased $4.9 million during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to increased variable costs associated with higher volumes and the reversal of approximately $2.5 million of lease obligation liabilities that were extinguished during the three months ended September 30, 2013 that did not recur in 2014.

Excluding OOP costs, Customer Communications North America costs and expenses decreased $13.0 million for the nine months ended September 30, 2014, primarily from reduced costs associated with the operating revenue decline partially offset by higher employee termination costs.  Excluding OOP costs, Customer Communications U.K.’s costs and expenses increased $8.2 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.

Customer Communications North America continues to review its current cost structure in order to identify additional cost savings opportunities. In connection with these efforts, the Company is planning to close certain leased operating locations before the end of 2014 and transfer the operations to other operating locations. As result, the Company incurred $0.8 million of employee related restructuring charges during the third quarter and anticipate additional employee and facility related restructuring charges of approximately $3.5 million will be incurred during the fourth quarter of 2014.

Depreciation and amortization

Customer Communications Segment depreciation and amortization expense for the three and nine months ended September 30, 2014 was $9.5 million and $27.9 million, respectively, a decrease of $1.4 million or 12.8% and $4.8 million or 14.7% as compared to the same periods in 2013.  Depreciation and amortization expense decreased $0.8 million and $3.4 million in North America and $0.6 million and $1.4 million in the U.K. during the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to lower capital expenditures.

Income from operations

Customer Communications Segment income from operations for the three and nine months ended September 30, 2014 decreased $3.5 million and $1.7 million, respectively, as compared to the same periods in 2013.  During the three months ended September 30, 2014, Customer Communications North America income from operations decreased $1.1 million and Customer Communications U.K. income from operations decreased $2.4 million.  During the nine months ended September 30, 2014, Customer Communications North America income from operations decreased $0.5 million and Customer Communications U.K. income from operations decreased $1.2 million. The decrease in Customer Communications North America is primarily due to lower revenues, partially offset by reduced operating costs.  The decrease in Customer Communications U.K. income from operations is due to higher operating costs, partially offset by increased revenues and lower depreciation.

INVESTMENTS AND OTHER SEGMENT

The following table present the financial results of the Investments and Other Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$14.9	$14.6	$43.8	$43.3
Out-of-pocket reimbursements	—	0.1	0.1	0.1
Total revenues	14.9	14.7	43.9	43.4
Costs and expenses	9.2	4.6	27.0	22.1
Depreciation and amortization	2.2	2.9	6.2	8.0
Income from operations	$3.5	$7.2	$10.7	$13.3

Operating margin	23.5%	49.3%	24.4%	30.7%

Revenues

Investments and Other Segment total revenues were $14.9 million and $43.9 million for the three and nine months ended September 30, 2014, respectively, an increase of $0.2 million or 1.4% and $0.5 million or 1.2% as compared to the same periods in 2013. The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment.  For the three and nine months ended September 30, 2014, Investments and Other Segment costs and expenses were $9.2 million and $27.0 million, respectively, an increase of $4.6 million and $4.9 million as compared to the same periods in 2013. The increase in 2014 costs and expenses is primarily the result of a $3.8 million gain on the sale of real estate which reduced costs and expenses in third quarter 2013.

Depreciation and amortization

Investments and Other Segment depreciation and amortization expense for the three and nine months ended September 30, 2014 was $2.2 million and $6.2 million, respectively, a decrease of $0.7 million and $1.8 million as compared to the same periods in 2013, primarily attributable to real estate sold or held for sale.

Income from operations

Investments and Other Segment recorded income from operations of $3.5 million and $10.7 million during the three and nine months ended September 30, 2014, respectively, a decrease of $3.7 million and $2.6 million as compared to the same periods in 2013.  The decrease in operating income for the three and nine months ended September 30, 2014 is primarily from the $3.8 million gain on the sale of real estate in third quarter 2013 and higher occupancy costs, partially offset by higher occupancy revenues and lower depreciation expense.

The Company expects a decline in the Investments and Other Segment operating revenues beginning in the fourth quarter 2014 as a result of the sale of real estate assets that were occupied by third parties. The real estate sold during the third quarter 2014 represented approximately 40% of DST’s wholly-owned U.S. real estate facilities occupied by third parties or vacant as of December 31, 2013 (excluding the underground storage facility).

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

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO NON-GAAP RESULTS
Three Months Ended September 30,
(Unaudited - in millions, except per share amounts)

	2014
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$510.5	$82.8	$144.1	$100.0	$2.51
Adjusted to remove:
Employee termination expenses - Financial Services	—	6.8	6.8	4.2	0.11
Employee termination expenses - Customer Communications	—	0.8	0.8	0.5	0.01
Loss accrual reversal - Healthcare Services (1)	—	(4.0)	(4.0)	(4.7)	(0.12)
Net gain on securities and other investments (2)	—	—	(55.4)	(34.3)	(0.86)
Income tax items (6)	—	—	—	(4.5)	(0.11)
Adjusted Non-GAAP results	$510.5	$86.4	$92.3	$61.2	$1.54

	2013
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$480.2	$86.3	$155.1	$96.9	$2.23
Adjusted to remove:
Employee termination expenses - Financial Services	—	1.8	1.8	1.3	0.03
Net gain on sale of real estate - Investments & Other (7)	—	(3.8)	(3.8)	(2.4)	(0.05)
Settlement of leased facility obligation - Customer Communications (8)	—	(2.5)	(2.5)	(2.5)	(0.06)
Net gain on securities and other investments (2)	—	—	(65.9)	(40.8)	(0.95)
Net gain from unconsolidated affiliates (5)	—	—	(1.7)	0.3	0.01
Adjusted Non-GAAP results	$480.2	$81.8	$83.0	$52.8	$1.21

Note:  See the “Description of Non-GAAP Adjustments” section for a description of certain adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO NON-GAAP RESULTS
Nine Months Ended September 30,
(Unaudited - in millions, except per share amounts)

	2014
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$1,525.3	$222.2	$509.7	$338.2	$8.22
Adjusted to remove:
Employee termination expenses - Financial Services	—	9.8	9.8	6.1	0.15
Employee termination expenses - Customer Communications	—	1.1	1.1	0.7	0.02
Advisory and other transaction costs - Financial Services (3)	—	5.6	5.6	3.5	0.09
Loss accrual reversal - Healthcare Services (1)	—	(4.0)	(4.0)	(4.7)	(0.11)
Gain on contract to repurchase common stock (4)	—	—	(18.1)	(18.1)	(0.44)
Net gain on securities and other investments (2)	—	—	(254.8)	(157.8)	(3.84)
Net gain from unconsolidated affiliates (5)	—	—	(5.7)	(3.6)	(0.09)
Income tax items (6)	—	—	—	(6.1)	(0.15)
Adjusted Non-GAAP results	$1,525.3	$234.7	$243.6	$158.2	$3.85

	2013
	Operating Revenue	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP results	$1,460.5	$233.6	$400.2	$268.6	$6.03
Adjusted to remove:
Employee termination expenses - Financial Services	—	3.5	3.5	2.4	0.05
Contract termination payment - Financial Services	(6.0)	(6.0)	(6.0)	(3.7)	(0.08)
Loss accrual - Healthcare Services (1)	—	2.5	2.5	2.5	0.06
Net gain on sale of real estate - Investments & Other (7)	—	(3.8)	(3.8)	(2.4)	(0.05)
Settlement of leased facility obligation - Customer Communications (8)	—	(2.5)	(2.5)	(2.5)	(0.06)
Net gain on securities and other investments (2)	—	—	(161.3)	(99.9)	(2.24)
Net gain from unconsolidated affiliates (5)	—	—	(7.4)	(4.6)	(0.10)
Income tax items (6)	—	—	—	(16.3)	(0.37)
Adjusted Non-GAAP results	$1,454.5	$227.3	$225.2	$144.1	$3.24

Note:  See the “Description of Non-GAAP Adjustments” section for a description of certain adjustments and see the “Use of Non-GAAP Financial Information” section for management’s reasons for providing non-GAAP financial information.

Description of Non-GAAP Adjustments

(1)
Contingent loss accruals are recorded in the Condensed Consolidated Statement of Income within the Costs and expenses line item. An estimated loss accrual was recorded in 2011 for $3.5 million for a previously disclosed regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009 in the Healthcare Services Segment. In 2013, an incremental loss accrual of $2.5 million was recorded for this matter. This regulatory inquiry was resolved during third quarter 2014 for $2.0 million resulting in the reversal of $4.0 million previously accrued in excess of the settlement amount. Upon resolution of this matter, a tax benefit was recorded in third quarter 2014 as the majority of the settlement payment will be deductible for tax purposes.

(2)
Net gain on securities and other investments is comprised of net realized gains from sales of available-for-sale securities, other than temporary impairments on available-for-sale securities and net gains on private equity funds and other investments. These net gains were recorded in the Condensed Consolidated Statement of Income within the Other income, net line item.

(3)
Advisory and other transaction costs incurred in connection with a matter involving a significant shareholder are recorded in the Condensed Consolidated Statement of Income within the Costs and expenses line item.

(4)
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

(5)
The net gain from unconsolidated affiliates are included in the Condensed Consolidated Statement of Income within the Equity in earnings of unconsolidated affiliates line item. The net gain recorded in 2013 relates to the sale of an unconsolidated affiliate by IFDS ($6.3 million) and BFDS ($1.1 million). During the third quarter 2013, IFDS U.K. adjusted their estimated tax obligation related to the gain on sale which resulted in increased earnings at IFDS U.K., and a corresponding increase in income tax expense at DST. During 2014, the net gain from unconsolidated affiliates relates to the sale of DST’s investment in an unconsolidated affiliate ($5.7 million).

(6)
Income tax items relate to benefits from historical domestic manufacturing deductions, research and experimentation credits and other similar items. These items are included in the Condensed Consolidated Statement of Income within the Income taxes line item.

(7)
Gains on sale of real estate assets are reflected net of impairments taken on the carrying value of real estate assets. The Company recorded impairment charges of $0.4 million during the three and nine months ended September 30, 2013 related to real estate not currently utilized in the Company’s operations. The impairment charges are included in the Condensed Consolidated Statement of Income within the Depreciation and amortization expense line item. The gain on sale of real estate of $4.2 million during the three and nine months ended September 30, 2013 is included in the Condensed Consolidated Statement of Income within the Costs and expenses line item.

(8)
During 2012, the Company recorded a liability for the estimated leased facilities abandonment costs associated with properties not used in the U.K. Customer Communications operations. Subsequently in 2013, a lease obligation was extinguished resulting in the reversal of a portion of the remaining liability.

Management’s analysis of non-GAAP results for the three and nine months ended September 30, 2014 and 2013

Taking into account the items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.54 and $1.21 for the three months ended September 30, 2014 and 2013, respectively, and $3.85 and $3.24 for the nine months ended September 30, 2014 and 2013, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the items in the reconciliation tables above.  In addition, the increase in non-GAAP diluted earnings per share for the three and nine months ended September 30, 2014 is attributable to lower weighted average diluted shares outstanding. Diluted earnings per share in future periods will be affected by any future share repurchases and the related timing of such repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $543.7 million at September 30, 2014) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  At September 30, 2014, the Company had approximately $610.2 million of availability under its domestic revolving credit facilities. The Company renewed its $150.0 million accounts receivable securitization program and repaid its $125.0 million term loan facility during the nine months ended September 30, 2014. On October 1, 2014, the Company replaced its existing revolving credit facility which had a scheduled maturity date of July 1, 2015. The new $850.0 million revolving credit facility has a maturity date of October 1, 2019.

Sources and uses of cash

The Company had $87.5 million and $62.5 million of cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively. The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2014 and 2013 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $223.8 million during the nine months ended September 30, 2014 compared to $333.9 million for the nine months ended September 30, 2013, a decrease of $110.1 million, primarily as a result of a $125.0 million dividend received from BFDS during 2013 that did not recur in 2014.

Operating cash flows during 2014 resulted principally from net income of $338.2 million (including $33.2 million of dividend income from an investment in a private company), changes in working capital and adjustments for non-cash or non-operating items included in the determination of net income including net gains on investments of $198.2 million, an $18.1 million gain on the contract to repurchase common stock and depreciation and amortization expense of $97.5 million.

Operating cash flows for the nine months ended September 30, 2014 were impacted by the following significant changes in working capital from 2013 to 2014:

•
Accounts receivable increased $10.0 million during the nine months ended September 30, 2014, as compared to a decrease of $34.9 million during the same period in 2013, a net decrease in working capital of $44.9 million.

•
Income taxes payable increased $27.0 million during 2014, as compared to a decrease of $7.3 million during 2013, primarily driven by the timing of tax payments on the prior year investment sales and higher operating results.

Investing activities

Cash flows provided by investing activities were $207.5 million during the nine months ended September 30, 2014 as compared to $286.7 million for the nine months ended September 30, 2013, a decrease of $79.2 million.  The decrease is primarily attributable to fluctuations within funds held to satisfy client fund obligations, partially offset by higher proceeds from the sale of properties and lower investments in securities.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Financial Services	$52.1	$44.3
Healthcare Services	7.7	8.9
Customer Communications	24.2	18.6
Investments and Other	1.6	3.3
	$85.6	$75.1

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or draws from bank lines of credit, as required.

Investments

The Company purchased $56.7 million and $77.6 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, the Company received $292.8 million from the sale/maturities of investments as compared to $300.0 million during the nine months ended September 30, 2013.

Financing activities

Cash flows used in financing activities were $406.3 million during the nine months ended September 30, 2014 as compared to $579.0 million for the nine months ended September 30, 2013.  The lower cash outflows in 2014 are primarily attributable to a $139.2 million decrease in net debt repayments (net debt repayments of $70.7 million in 2014 as compared to net debt repayments of $209.9 million in 2013) combined with lower cashflows on client fund obligations of $133.0 million, partially offset by higher repurchases of common stock of $93.1 million.

Common stock issuances and repurchases

On January 29, 2014, the Board of Directors of DST authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. The Company repurchased approximately 1.0 million shares of DST common stock for $92.1 million during the nine months ended September 30, 2014, resulting in approximately $157.9 million remaining under the Company’s existing share repurchase plan. The Company repurchased approximately 2.6 million shares of DST common stock for $181.8 million during the nine months ended September 30, 2013 under the previous share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. During March 2014, DST entered into an agreement under which DST agreed to a two-step process to assist the Argyros Group with the disposition of a substantial portion of their common stock ownership in DST.  To implement the Argyros Group’s disposition, DST facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, DST repurchased, and simultaneously retired, 2.4 million shares of its common stock from the Argyros Group for $200.0 million.  In connection with this share repurchase, DST recorded a non-cash gain of $18.1 million during the nine months ended September 30, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

The Company received cash proceeds of $10.3 million and $21.8 million from the issuance of common stock from the exercise of employee stock options during the nine months ended September 30, 2014 and 2013, respectively.  The value of shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in Common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $6.1 million and $23.3 million during the nine months ended September 30, 2014 and 2013, respectively.

Dividends

For each quarter of 2014, the Board of Directors of DST has declared a quarterly cash dividend of $0.30 per common share. Total dividends for the nine months ended September 30, 2014 were $37.0 million, including cash dividends of $11.8 million paid in September 2014, $11.9 million paid in June 2014 and $12.6 million paid in March 2014.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend. On October 24, 2014, the Board of Directors declared a quarterly dividend of $0.30 per common share, payable December 12, 2014, to shareholders of record at the close of business on November 26, 2014.

Client funds obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. The Company had $340.9 million and $366.5 million of client funds obligations at September 30, 2014 and December 31, 2013, respectively.

Debt activity

The Company has used the following primary sources of financing: its syndicated revolving credit facility; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $612.1 million and $683.0 million of debt outstanding at September 30, 2014 and December 31, 2013, respectively, a decrease of $70.9 million during the nine months ended September 30, 2014. On October 1, 2014, the Company replaced its existing revolving credit facility which had a scheduled maturity date of July 1, 2015. The new $850.0 million revolving credit facility has a maturity date of October 1, 2019.

The Company’s debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain consolidated leverage and interest coverage ratios to be maintained. The Company is currently in compliance with these covenants. The Company’s debt arrangements are described in Note 7 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

The Company entered into an agreement to guarantee up to $8.0 million of a $38.5 million mortgage loan to a 50% owned real estate joint venture.  The $38.5 million loan matures on September 30, 2018.  At September 30, 2014 and December 31, 2013, total borrowings on the loan were $27.8 million and $28.3 million, respectively, of which the Company guaranteed $1.5 million at both September 30, 2014 and December 31, 2013, respectively.

The Company has an agreement for a performance guarantee up to $5.0 million on a 20 year franchise agreement entered into by a 50% owned real estate joint venture.  At September 30, 2014, the Company’s liability recorded associated with the guarantee was $0.8 million.

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

The Company has also entered into indemnification agreements with its directors and executive officers and certain other officers.  In addition, from time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement.  The amount of the Company’s indemnification obligations is not stated in the agreements.  The Company’s liability under such indemnification agreements and provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

Except for the $0.8 million guarantee described above that has been accrued, at September 30, 2014 and December 31, 2013, in accordance with accounting and reporting guidance on guarantees, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others.

Off balance sheet obligations

As of September 30, 2014, the Company had no material off balance sheet arrangements.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2014 was approximately $543.7 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $34.6 million.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2014, the Company and BFDS had average daily cash balances of approximately $1.7 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  The Company estimates that a 100 basis point change in the interest earnings rate would equal approximately $6.0 million of net income (loss).

At September 30, 2014, the Company had $612.1 million of debt, of which $221.5 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

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

At September 30, 2014, the Company’s international subsidiaries had approximately $251.0 million in total assets, and for the three and nine months ended September 30, 2014, these international subsidiaries recorded net income of approximately $5.4 million and $12.8 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $25.1 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.

The Company has entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on the Company’s operations. The total notional value of the Company’s foreign currency derivatives is $120.8 million at September 30, 2014. The fair value of the contracts that qualify for hedge accounting results in a net liability of $0.1 million at September 30, 2014. The Company estimates that a 10% change in exchange rates would result in a $0.5 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in an asset of $0.2 million at September 30, 2014. The Company estimates a 10% change in exchange rates on these contracts would result in a $5.3 million change to consolidated net income. All gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

The Company has approximately $8.8 million of unhedged intercompany loans as of September 30, 2014 with certain of its international subsidiaries that are expected to be repaid. The Company estimates that a 10% change in exchange rates on these intercompany loans would not have a significant impact on net income.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2014.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On a consolidated basis, the Company’s four largest customers, excluding Boston Financial Data Services with which we have a joint venture relationship, account for approximately 15% of consolidated operating revenues. The Healthcare Services Segment’s five largest customers accounted for approximately 50% of our revenue in such segment. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.

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

We service mutual fund and other accounts under shareowner recordkeeping arrangements which we refer to as registered accounts. These arrangements are distinguished from broker subaccounts, which are serviced under contract with a broker/dealer. Our clients may adopt the broker subaccount structure. We offer subaccounting services to brokerage firms that perform shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our clients to use a broker subaccount structure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which generally results in lower revenues. While subaccounting conversions have generally been limited to our non tax-advantaged mutual fund accounts, such conversions have begun to extend to the tax-advantaged accounts (such as retirement and Section 529 accounts) we service, which could adversely affect our business and operating results.

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

A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations. Such regulations cover all aspects of our businesses including, but not limited to, sales and trading methods, trade practices among broker/dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, net capital, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. Any violation of applicable regulations could expose us or those businesses to civil or criminal liability, significant fines or sanctions, damage our reputation, the revocation of licenses, censures, or a temporary suspension or permanent bar from conducting business, which could adversely affect our business or our financial results. Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect our financial results.

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

We hold significant investments in available-for-sale equity securities of other companies, primarily State Street Corporation, and other financial interests that are subject to fluctuations in market prices. A significant decline in the value of our equity investments could have a material adverse effect on our financial condition or operating results. We may not always be able to sell those investments at higher prices than we paid for them or than the value of the consideration used to acquire them.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	2,078	(1)	$92.69	$—	$250,000,000	(2)
August 1 — August 31	414,312	(1)	91.59	37,921,736	212,078,264	(2)
September 1 — September 30	606,248	(1)	89.64	54,219,681	157,858,583	(2)
Total	1,022,638		$90.43	$92,141,417	$157,858,583	(2)
__________________________________________________

(1)
For the three months ended September 30, 2014, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 3,707 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 2,078 shares were purchased in July 2014, 281 shares were purchased in August 2014 and 1,348 shares were purchased in September 2014.

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

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1
Credit Agreement, dated as of October 1, 2014, among DST Systems, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 4, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2014

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)