Form 10-K
period 2014-12-31
DST SYSTEMS INC
filed 2015-02-26
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2014:
Common Stock, $0.01 par value—$3,582,472,593
Number of shares outstanding of the Registrant’s common stock as of January 31, 2015:
Common Stock, $0.01 par value—37,103,728
Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 12, 2015 (Part III)

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS
The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the Annual Report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company undertakes no obligation to update any forward-looking statement in this Annual Report to reflect future events or developments.
PART I
Item 1.    Business
DST Systems, Inc. is a global provider of technology-based information processing and servicing solutions. References below to “DST”, “the Company,” “we,” “us” and “our” may refer to DST Systems, Inc. exclusively or to one or more of our subsidiaries. We provide business solutions through a unique blend of industry knowledge and experience, technological expertise and service excellence to clients in the asset management, brokerage, retirement, healthcare and other markets. The Company was originally established in 1969. Through a reorganization in August 1995, we are now a corporation organized in the State of Delaware.
NARRATIVE DESCRIPTION OF BUSINESS
DST uses our proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified data management, business processing and customer communications solutions to clients globally within the asset management, brokerage, retirement and healthcare markets. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solutions offerings.
We manage our business through three operating segments, Financial Services, Healthcare Services and Customer Communications. Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment. During 2014, we sold our wholly-owned United Kingdom (“U.K.”) subsidiary, DST Global Solutions Limited, and certain related affiliates (together, “Global Solutions”). Global Solutions provides post-trade, middle-, and back-office investment management software applications, implementation and other professional services.
For the year ended December 31, 2014, DST’s operating revenues were $2,042.0 million. The Financial Services segment contributed 49.2% of consolidated operating revenues (excluding intersegment revenues), followed by the Customer Communications segment with 31.4%, the Healthcare Services segment with 18.7% and the Investments and Other segment with 0.7%.
FINANCIAL SERVICES SEGMENT
Through the Financial Services segment, we provide investor and asset distribution services to companies within the Financial Services industry. Utilizing our proprietary software applications, we provide our customers information processing solutions such as tracking of purchases, redemptions, exchanges and transfers of shares; maintaining investor identification and ownership records; reconciling cash and share activity; processing dividends; reporting sales; performing tax and other compliance functions; and providing information for printing of investor trade confirmations, statements and year-end tax forms.
Services are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis either directly by DST or through Boston Financial Data Services, Inc. (“BFDS”), our domestic joint venture with State Street Corporation (“State Street”) utilizing our proprietary software applications, including our TA 2000 and TRAC systems. Our BPO service offerings are enhanced by AWD, our proprietary workflow software, which is also licensed separately to third parties.

In the United States (“U.S.”), we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts “REITs”). In Australia and the U.K., DST licenses software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a SaaS and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through International Financial Data Services, U.K. (“IFDS U.K.”) and International Financial Data Services, L.P. (“IFDS L.P.”), (collectively, “IFDS”), which are joint ventures with State Street.
Accounts serviced under shareowner recordkeeping arrangements with the mutual fund and alternative investment sponsors are referred to as “registered accounts.” Registered accounts include both tax-advantaged and non tax-advantaged accounts on the books of the transfer agent. We also contract directly with broker/dealers to manage brokerage subaccounts.
Through ALPS Holdings, Inc. (“ALPS”), a wholly-owned subsidiary, we are also a provider of a comprehensive suite of asset servicing, asset gathering and distribution solutions for open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds. Focusing on the needs of small- to medium- sized funds that require a broad set of customizable services, ALPS provides compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration, transfer agency and asset management services. ALPS’ distribution services include marketing and wholesaling services, closed-end funds IPO launch platform services, and proprietary open-end mutual funds, closed-end funds and exchange-traded funds under ALPS Advisors. ALPS’ distribution services range from consulting to active wholesaling and marketing. ALPS provides asset management services through the utilization of sub-advisors and index providers.
For our Australian and U.K. markets, we use our Bluedoor proprietary softwares applications to provide solutions related to participant accounting and recordkeeping for wealth management, “wrap platforms” and retirement savings (“superannuation”) industries/markets. Our primary customers are funds and fund managers.
We offer data analytics and consulting services in both the U.S. and U.K. to help our clients gain actionable insights into the needs and preferences of their customers. We also offer products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries.
Financial Services’ fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, a portion of the services we provide for registered accounts are provided directly by the broker/dealer. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenue through asset-based fee arrangements and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts. We typically have multi-year agreements with our clients.
The Financial Services segment’s largest customer accounted for 10.4% of the segment’s operating revenues in 2014 and the five largest Financial Services customers collectively accounted for 29.7% of the segment’s operating revenues in 2014. Financial Services’ customers include our joint ventures, BFDS (the segment’s second largest customer) and IFDS (the segment’s fourth largest customer). Collectively, these joint ventures accounted for approximately 12.7% of the segment’s operating revenues in 2014.

Sources of new business for the Financial Services segment include (i) existing clients, particularly with respect to complementary and new products and services, (ii) companies relying on their own in-house capabilities and not using outside vendors, (iii) companies using competitors’ systems, and (iv) new entrants into the markets served by Financial Services. We consider our existing client base to be one of our best sources of new business. We believe that competition in the markets in which the Financial Services segment operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volumes, product innovation, and responsiveness. Our competitors are primarily financial institutions and in-house systems. Our financial institution competitors may have an advantage because they can take into consideration the value of their clients’ funds on deposit or under management when pricing their services. We believe there is significant competition in our markets and our ability to compete effectively is dependent in part on access to capital.
HEALTHCARE SERVICES SEGMENT
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management and payment integrity needs. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. The Healthcare Services segment’s five largest customers accounted for 49.3% of segment operating revenues in 2014, including 17.1% from its largest customer. During 2013, one of our top five customers notified us that it would not renew its contract with us. Effective January 2015, this customer deconverted approximately 40% of their business with us. The remainder of the deconversion is expected to occur in stages over the next two years.

Pharmacy Claim Solutions
Our pharmacy solution provider, Argus Health Systems, Inc. (“Argus”), uses our proprietary software applications to provide pharmacy health management solutions supporting commercial, Medicaid and Medicare Part D plans. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical programs and information services, member correspondence, and rebate processing. RxNova, our proprietary claims processing system, is a highly scalable and comprehensive system for the administration of pharmacy benefits, prescription claims adjudication, eligibility, pharmacy management, and related activities. This benefit management solution provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring, and control of pharmacy plan benefits with on-line benefit authorization.
We generally derive revenue from our pharmacy-solutions business on a transactional fee basis. Fees are earned on pharmacy claims processing and payments services, pharmacy and member call center services, pharmaceutical rebate administration, administration or management of clinical programs, pharmacy network management, member and plan web services and management information and reporting.
Our pharmacy claims processing services and pharmacy health management solutions customers primarily consist of managed care organizations. Pharmacy claims processing services compete with other third-party providers, including companies that perform their services in-house with licensed or internally developed systems and processes. We believe that we compete effectively in the market due to our ongoing investment in our products and the development of new products to meet the evolving business requirements of our customers.
Medical Claim Solutions
Our medical claims benefit manager, DST Health Solutions, LLC (“DSTHS”), uses our proprietary and third-party software applications to provide claim administration services, integrated care management applications, professional services and payment integrity services for payers and providers in the domestic healthcare industry.  Medical claim processing services are offered on a software license, SaaS or BPO basis. Our solutions are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package of solutions.
Claims administration services include claims processing, benefit plan management, eligibility and enrollment management, mail receipt and processing, imaging/data capture and retention, fulfillment, utilization management, case management and customer service.
Our Integrated Care Management solution is a real-time, intuitive, workflow driven solution suite that assists customers to improve member outcomes and manage costs. In addition to our proprietary systems, we are the exclusive distributor of Johns Hopkins’ Adjusted Clinical Groups (“ACG”), a patient classification system developed by Johns Hopkins University. The ACG System is a software tool that provides health plans the ability to easily identify their at-risk population and stratify them into the optimal care management program for both the member’s needs and the health plan’s goals for that member.
Professional services include business and industry consulting, risk adjustment, compliance and regulatory consulting, healthcare quality management, medical management, managed information technology, software engineering, operations process engineering and management consulting.
Payment integrity services include retrospective review of claims submissions that accurately capture members’ health status through proper hierarchical condition categories.
Medical claim processing revenues are generally derived from fees charged based on a per member/per month basis and transactional basis. We also realize revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations.
Our medical claims solutions are marketed to health insurance companies, health plans, benefits administrators, private physician practices and hospital-based physician groups. Customers include managed care organizations, preferred provider organizations, third-party administrators, dental, vision, and behavioral health organizations operating commercial and government sponsored programs such as the Health Insurance Exchanges that operate under the Affordable Care Act, Medicare Advantage, Medicare Part D and Medicaid.
Our competitors’ medical claim solutions are primarily based on complete replacement of a payer’s core system. We believe that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that offer the most opportunity of improvement for the customer, resulting in protection of the client’s current IT investment and reduced disruption to its business operation.
CUSTOMER COMMUNICATIONS SEGMENT
Within our Customer Communications segment, we offer a full range of integrated print, mail, and electronic solutions to companies in the U.S., Canada and the U.K. We use proprietary and third-party software applications to provide the formatting, printing, mailing, electronic presentment and archiving for a company’s individualized communications.
In North America we provide digital print, electronic solutions, direct marketing, and fulfillment services directly to clients and through relationships in which our services are combined with, or offered concurrently through, providers of data processing services. We produce customized communications for our client’s customers such as investment fund statements, explanation of health benefit statements, and monthly utility bills. We also provide participant enrollment communications; compliance solutions, including compliance document delivery; and archival and retrieval solutions. Our electronic and mobile communications offerings also enable clients to connect with customers digitally using the same data stream as used for print.
As one of the largest First-Class mailers in the U.S., we also provide a range of postal services to help clients optimize mail efficiencies and control postage expenses. Our North America business has three primary operating facilities in the U.S. and one in Canada, and is among the largest users of continuous, high-speed, full-color inkjet printing.
Our U.K. business is oriented to data driven marketing communication. The services and products offer integrated communications through print and e-solutions. In the U.K., we have five production facilities to deliver a range of output types, including offset litho printing, high-quality digital laser printing, and inkjet printing.
Revenues in this segment are derived from presentation and delivery (either print or digital), mailing fees and archiving of customer documents. Results generally are based on the number of images processed or packages processed and the range of customization and personalization options chosen by the client.
Approximately half of the services provided by this segment are for customers in the financial services and healthcare industries, including clients within our Financial Services and Healthcare Services segments. Additionally, services are provided to the retail banking, insurance, consumer finance, video/broadband, telecommunications, utilities, retail and other service industries. The Customer Communications segment’s five largest clients accounted for 21.5% of segment operating revenues in 2014, including 10.2% from its largest client. In North America, the service arrangements we negotiate with Customer Communications segment clients are typically multi-year agreements. In the U.K., contracts are generally short-term in nature.
In North America, the most significant competitors for print, mail and electronic delivery of transactional, marketing and compliance documents are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the segment’s printing operations are located and (iii) national competitors. The key competitive factors for the Customer Communications segment in North America are the ability to offer (i) single-source print and electronic transactional, marketing and compliance customer communication solutions, (ii) postage capabilities allowing more efficient delivery and potential cost savings, (iii) the range of customization options available for personalizing communications and their ease of application, (iv) the quality and speed of services provided, (v) the multi-channel delivery capability based on customer preference, (vi) the quality of customer support and (vii) the ability to handle large volumes efficiently and cost effectively. In the U.K., the market remains competitive with a mature print management model, a smaller number of multi-site print providers and smaller competitors operating in niches.
INVESTMENTS AND OTHER SEGMENT
The Investments and Other segment is comprised of our investments in equity securities, private equity investments, real estate and other financial interests. The assets held are primarily passive in nature.
The Investments and Other segment holds investments in available-for-sale equity securities with a market value of approximately $471.6 million, including approximately 4.5 million shares of State Street Corporation (“State Street”) with a market value of $350.7 million based on closing exchange values at December 31, 2014.
We own and operate real estate mostly in North America and the U.K., primarily for lease to our other business segments. We also own partnership interests in certain real estate joint ventures that lease office space to us, certain of our unconsolidated affiliates and unrelated third parties. We also own a number of parking facilities, various developed and undeveloped properties and an underground storage facility.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of December 31, 2014 (in millions):

	DST wholly-owned (1)		Joint venture-owned (1)
Occupied by DST and related affiliates	1.7		0.5
Occupied by third parties and vacant	0.9	(2)	2.3
Total	2.6		2.8
_______________________________________________________________________

(1)	Amounts exclude square footage of wholly-owned data centers and related property and a joint venture-owned 1,000 room convention hotel.

(2)	Includes 0.5 million square feet of an underground storage facility which is located below one of our data centers.
We consider our data centers and surrounding property to be specialized operational assets and do not consider them to be real estate assets. Therefore, our data centers are not included in our real estate operations, but rather in the Financial Services segment.
SOFTWARE DEVELOPMENT AND MAINTENANCE
DST’s software development and maintenance efforts are focused on introducing new products and services, as well as enhancing our existing products and services. The software development, maintenance and enhancements costs, including capitalized software development costs, were $150.4 million, $152.1 million and $159.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
INTELLECTUAL PROPERTY
We hold U.S. patents, U.S. copyrights and trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services and Healthcare Services segments and the statement and mail processing services and technology provided by the Customer Communications segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by us at the time. The trademark rights generally will continue for as long as we maintain usage of the trademarks. We believe our copyrights are adequate to protect our original works of authorship. We believe that although the patents, trademarks and copyrights related to the segments are valuable, our success primarily depends upon our product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, we may be vulnerable to competitors who attempt to imitate our systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes.
EMPLOYEES
The following table summarizes the number of our employees, as well as the number of employees at our significant unconsolidated affiliates, as of December 31, 2014:

	U.S.	International	Total
Financial Services segment	3,800	2,700	6,500
Healthcare Services segment	2,200	—	2,200
Customer Communications segment	2,600	1,600	4,200
Investments and Other segment	25	—	25
Total, excluding unconsolidated affiliates	8,625	4,300	12,925
Unconsolidated affiliates	2,100	5,500	7,600
Total, including unconsolidated affiliates	10,725	9,800	20,525
Except for certain employees of DST Output (Nottingham) Limited, a U.K. subsidiary reported in the Customer Communications segment, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through our Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee, Compensation Committee and Finance Committee of the DST Board of Directors are available in the “Investor Center” on our Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary’s Office at (816) 435-8655. An individual may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A.    Risk Factors
COMPANY-SPECIFIC TRENDS AND RISKS
There are many risks and uncertainties that could affect our future business, financial condition, operating results or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating and financial results, cash flows, financial condition, prospects or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2014.
Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means the Company, together with our subsidiaries. The level of importance of each of the following trends and risks may vary from time to time, and the trends and risks are not listed in any specific order of importance. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or share price.
Trends or events affecting our clients or their industries could decrease the demand for our products and services and the loss of, reduction of business with, or less favorable terms with any of our significant customers could materially harm our business and results of operations.
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
On a consolidated basis, for the year ended December 31, 2014, our five largest customers (excluding Boston Financial Data Services, our 50%-owned joint venture with State Street) accounted for approximately 17% of our consolidated operating revenues. For the same period, the Healthcare Services segment’s five largest customers accounted for approximately 49% of our revenue in that segment, including 17.1% from its largest customer. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.
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
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems could result in significant costs and reputational damage.
We have developed and maintained, and our businesses depend on, information technology infrastructure, including elements both internal and external, to record and process a large volume of complex transactions and other data, including personally identifiable information regarding financial and health matters. In certain circumstances, vendors have access to such data in order to assist us with responsibilities, such as producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers’ or our employees’ intellectual property, proprietary business information or personally identifiable information. In recent years several financial services firms were victims of computer systems hacking attacks, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Rapid advances in technology, and the limits and costs of technology, skills and manpower, may prevent us from anticipating, identifying, preventing or addressing all potential security threats and breaches. Any interruptions, delays, breakdowns or breach, including as a result of cybersecurity breaches, of our, or of our vendors’, information technology infrastructure, including improper employee actions, could result in the loss of confidential, personal or proprietary information. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues, regulatory penalties, and litigation.
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
We are dependent on postal delivery systems for final delivery of printed customer communications. Postal delivery systems are facing economic pressures from the reduction in First-Class mail and certain postal delivery systems have experienced work stoppages and other interruptions. Accuracy and speed of delivery are important factors for clients using printed communications in their businesses. Changes in the timeliness and quality of postal delivery could negatively impact the level of printed communications delivered by our customers to their clients. A decrease in such communications could adversely affect our business and our operating results.
Decreasing demand for traditional printed and mailed communications may continue to adversely affect our business, depending on the extent to which our customers’ and their clients’ acceptance of electronic alternatives continues to grow.
To the extent our clients’ customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents has decreased and could continue to decrease. We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions. Customers may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than us. In particular, clients have terminated their services or moved production in-house. This has and could continue to adversely affect our business and our operating results.
Damage to our facilities could impact our operations or financial condition.
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
Our success depends on recruiting and retaining adept management and personnel with expertise in software and systems development and the types of computer hardware and software we utilize. If we are unable to hire or retain qualified personnel, our operations could be materially adversely affected. Companies in our industry compete fiercely for qualified management and technical personnel. We cannot guarantee that we will be able to adequately compete for or keep qualified personnel. If we lack qualified management, there is an increased risk that we will adopt unfavorable business strategies, especially in a complex business like ours with multiple segments and operating entities. If we lack qualified technical personnel, our ability to develop the systems and services our clients demand may also be negatively affected.
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
Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations. For example, our accounts in our Healthcare Services segment are impacted by the Patient Protection and Affordable Care Act (“ACA”), including the Health Insurance Marketplace. The implementation the ACA is still in its early stages, and we cannot predict the impact it will have on our customers and their demand for our services.
We operate internationally and are thus exposed to currency fluctuations and foreign political, economic and other conditions that could adversely affect our revenues from or support by foreign operations.
Inherent risks in our international business activities could decrease our international sales and also could adversely affect our ability to receive important support from our international operations, which could have a material adverse effect on our overall financial condition, operating results, and cash flow. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation, potential expropriation of assets by foreign governments, changes in intellectual property legal protections and remedies, the failure to bridge cultural differences, and limited or prohibited access to our foreign operations and the support they provide. We may also have difficulty repatriating any profits or be adversely affected by currency fluctuations in our international business.
Various events may cause our financial results to fluctuate from quarter-to-quarter or year-to-year. The nature of these events might inhibit our ability to anticipate and act in advance to counter them.
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
Investment decisions with respect to cash balances, market returns or losses on investments, and limits on insurance applicable to cash balances held in bank and brokerage accounts, including those held by us and as agent on behalf of our clients, could expose us to losses of such cash balances and adversely affect revenues attributable to cash balance deposit investments.
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
We have made substantial investments in software and other intellectual property on which our business is highly dependent. Businesses we acquire also often involve intellectual property portfolios, which increase the challenges we face in protecting our strategic advantage. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Our protection of our intellectual property rights in the U.S. or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.
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
Some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so.
We own interests in unconsolidated entities including Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and various real estate joint ventures. Our interests in such unconsolidated entities are subject to buy/sell arrangements, which could restrict our ability to sell our interests even if we were to determine it would be prudent to do so. These arrangements could also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.
Our investments in funds and in other companies could decline in value.
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
From time to time ALPS adds new investment strategies to its investment product offerings by providing the initial cash investments as “seed capital.” The seed capital investments may decline in value. A significant decline in their value could have a material adverse effect on our financial condition or operating results.
We are a limited partner in various private equity funds and have future capital commitments related to certain private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at higher prices than we paid for them.
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
Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments, and asset dispositions, and require us to maintain certain leverage and interest coverage ratios.  Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our operating results and financial condition.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table provides certain summary information with respect to the principal properties owned or leased by the Company. We believe the facilities, office space and other properties owned or leased are adequate for our current operations.

Location	Use (1)	Owned/ Leased (2)	Square Feet
Financial Services Segment (3)
Kansas City, MO	Office Space	Owned	455,000
Kansas City, MO	Office Space	Leased	334,000
Kansas City, MO	Data Center	Owned	162,000
St. Louis, MO	Data Center	Owned	109,000
Denver, CO	Office Space	Leased	97,000
Hyderabad, India	Office Space	Leased	111,000
Pune, India	Office Space	Leased	52,000
Bangkok, Thailand	Office Space	Leased	88,000
Melbourne, Australia	Office Space	Leased	38,000
London, United Kingdom	Office Space	Owned	20,000
Fifteen other locations	Office Space	Leased	50,000
Healthcare Services Segment (3)
Kansas City, MO	Office Space	Leased	158,000
Harrisburg, PA	Office Space	Leased	209,000
Birmingham, AL	Office Space	Leased	98,000
Two other locations	Office Space	Leased	18,000
Customer Communications Segment (3)
El Dorado Hills, CA	Production	Owned	580,000
Kansas City, MO	Production	Owned	261,000
Kansas City, MO	Office Space	Owned	66,000
Hartford, CT	Production	Owned	302,000
Albany, NY	Production	Leased	136,000
Bristol, United Kingdom	Production	Owned	126,000
Dagenham, United Kingdom	Production	Leased	175,000
Nottingham, United Kingdom	Production	Leased	138,000
Jarrow, United Kingdom	Production	Leased	100,000
Peterborough, United Kingdom	Production	Leased	50,000
Toronto, Canada	Production	Owned	232,000
Ottawa, Canada	Production	Leased	13,000
Six other locations	Office Space	Leased	22,000
Investments and Other Segment (4)
Kansas City, MO	Office Space	Owned	344,000
Kansas City, MO	Retail	Owned	11,000
Kansas City, MO	Office Space	Leased	4,000
El Dorado Hills, CA	Office Space	Owned	48,000
London, United Kingdom	Office Space	Owned	35,000
London, United Kingdom	Retail	Owned	9,000
_______________________________________________________________________________

(1)	Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
In addition, but not included in the above table, we own a number of surface parking facilities, an underground storage facility with 538,000 square feet located in Kansas City, Missouri, and approximately 200 acres of undeveloped land adjacent to our buildings in El Dorado Hills, California.

(3)
Includes approximately 2.0 million square feet of property owned or leased by our real estate subsidiaries, which are part of the Investments and Other segment. These properties are primarily leased to our other segments, including approximately 800,000 square feet in the Financial Services segment and 1.2 million square feet in the Customer Communications segment. The Financial Services segment has sub-leased 8,000 square feet of office space to a third party. The Healthcare Services segment has sub-leased 65,000 square feet of office space to third-parties. The Customer Communications segment has sub-leased 73,000 square feet of office and production space to third-parties.

(4)
We lease, through our real estate subsidiaries, office and production space to various third-party tenants in Kansas City, Missouri, and the U.K. The number of square footage leased to third-parties in office and retail facilities is 191,000, plus approximately 485,000 square feet leased to third parties at the underground storage facility.

Item 3.        Legal Proceedings
We are involved in various legal proceedings arising in the normal course of our businesses. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4.        Mine Safety Disclosures
None.
Executive Officers of the Company
Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in our Definitive Proxy Statement in connection with our annual meeting of stockholders scheduled for May 12, 2015.
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
Stephen C. Hooley, age 51, is our Chairman of the Board, Chief Executive Officer and President. He became Chief Executive Officer on September 12, 2012. He joined the Company in mid‑2009 as President and Chief Operating Officer. He served from 2004 through mid‑2009 as President and Chief Executive Officer of Boston Financial Data Services (“BFDS”). He served from 2009 through April 2013 as non‑executive Chairman of BFDS. From 2007 through March 2013, he served as Chief Executive Officer of IFDS L.P.
Manoochehr “Mike” Abbaei, age 54, became in March 2014 our Executive Vice President and Head of Customer Communications leading our Customer Communications business in North America. He joined the Company in April 2011 as President of DST Brokerage Solutions, LLC, a Financial Services segment business serving broker‑dealers. He had been, since July 2009, managing partner at Finix Business Strategies and CEO of Finix Converge LLC, each of which we acquired in April 2011. The Finix businesses engage in financial services consulting and social networking for corporations. As of March 19, 2014, Mr. Abbaei is no longer responsible for DST Brokerage Solutions but continues to lead the Finix businesses.
Jonathan J. Boehm, age 54, is our Executive Vice President and Head of Healthcare Businesses. He re‑joined the Company in 1997 after prior service in the early 1980s. Prior to becoming an Executive Vice President managing our healthcare businesses in 2009, he served as Group Vice President - Mutual Funds Full Service. He is responsible for our Healthcare Services segment, including DST HealthCare Holdings, Inc. and its subsidiaries DST Health Solutions and Argus Health Systems.
Edmund J. Burke, age 54, is our Executive Vice President and President of ALPS. ALPS includes the Corporation’s investment management and asset servicing businesses. ALPS Holdings, Inc. became a wholly‑owned subsidiary of the Company during 2011. Mr. Burke joined ALPS in 1991 and has served as President since 2000. As part of his responsibilities for the ALPS group of companies, Mr. Burke is President and Trustee of Clough Global Allocation Fund, Clough Global Equity Fund and Clough Global Opportunities Fund; Trustee of Liberty All‑Star Equity Fund; Director of Liberty All‑Star Growth Fund, Inc., and Chairman of the Board and President of Financial Investors Trust. Each of these funds operates as a registered investment company pursuant to the Investment Company Act of 1940.
Simon N. Hudson‑Lund, age 53, became in March 2014 our Executive Vice President and CEO of DST International Holdings. He joined the Company in February 2013 as Chief Executive Officer of DST International Holdings, which owns DST Bluedoor Pty Ltd, DST Process Solutions Limited and DST Output Limited, and as the Global Executive Chairman of

IFDS U.K. and IFDS L.P. He has served in numerous positions with IFDS U.K., including as Chief Executive Officer (February 2008 through January 2013), Head of European Transfer Agent Operations (January 2011 through January 2013), Chief Operating Officer (July 2005 through January 2008), and Managing Director Administration Services‑Client Finance and Transfer Agent Operations (June 2003 through June 2005). In March 2013, he became Chief Executive Officer of IFDS L.P.
Steven J. Towle, age 57, became in March 2014 our Executive Vice President and Head of Financial Services. He had served since 2004 as President and Chief Executive Officer of our U.S. Customer Communications business. Prior to joining the Company, he was BFDS’s President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000.
Gregg Wm. Givens, age 54, is our Senior Vice President, Chief Financial Officer and Treasurer. He assumed the role of Chief Financial Officer in January of 2014. He joined the Company in 1996 as an officer and served as Vice President and Chief Accounting Officer from 1999 through 2013.
Vercie Lark, age 52, is Executive Vice President and Chief Information Officer. He joined the Company as Vice President and Chief Information Officer in June 2010 and assumed his current title in March 2014. He is responsible for our global information technology infrastructure and architecture functions, global information privacy and security, and global information technology sourcing. Mr. Lark previously served since July 2009 as Vice President and Chief Information Officer of CenturyLink, Inc., a provider of voice, broadband and video services. He had served since 2008 as the Chief Information Officer of Embarq Corporation, which was acquired in 2009 by CenturyLink.
M. Elizabeth Sweetman, age 51, is Senior Vice President and Chief Human Resources Officer. She joined the Company in June 2013 as a vice president and assumed her current title in March 2014. Prior to joining the Company, she had served since 2007 as Senior Vice President Human Resources for Furniture Brands International, a home furnishings designer and manufacturer that, following her departure from that company, filed for bankruptcy in September 2013.
Randall D. Young, age 58, became Senior Vice President, General Counsel and Secretary in mid‑2013. Since 2002, he had served as Vice President, General Counsel and Secretary. He joined the Company as a Vice President in 1995.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). As of February 19, 2015, there were approximately 35,000 beneficial owners of our common stock.
In 2010, we began paying cash dividends on our common stock. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST’s Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. The Board of Directors of DST unanimously determined to increase our dividend frequency from a semi-annual basis to a quarterly basis beginning in the first quarter of 2013. On January 28, 2015, the DST Board of Directors declared a quarterly cash dividend of $0.30 per share on DST’s common stock. The dividend will be payable on March 13, 2015, to shareholders of record at the close of business on February 27, 2015.

	Dividend	High	Low
2014
1st Quarter	$0.30	$98.21	$85.82
2nd Quarter	0.30	95.71	84.77
3rd Quarter	0.30	92.90	83.67
4th Quarter	0.30	99.67	82.26
2013
1st Quarter	$0.30	$70.42	$60.75
2nd Quarter	0.30	70.88	63.80
3rd Quarter	0.30	76.56	65.80
4th Quarter	0.30	91.04	74.70
The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of our common stock on the NYSE on December 31, 2014 was $94.15.
Stock Repurchases
The following table sets forth information with respect to shares of our common stock purchased by us during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	672,233	(1)	$85.73	$57,622,806	$100,235,777
November 1 - November 30	476,902	(1)	98.01	46,572,373	53,663,404
December 1 - December 31	37,395	(1)	99.26	3,663,393	50,000,011
Total	1,186,530		$91.10	$107,858,572	$50,000,011	(2)
_______________________________________________________________________

(1)
For the three months ended December 31, 2014, we purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 2,347 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants or from shares surrendered in satisfaction of option exercise price. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 133 shares were purchased in October 2014, 1,702 shares were purchased in November 2014, and 512 shares were purchased in December 2014.

(2)
During January 2015, we spent $50.0 million to purchase 525,000 shares which completed the existing share repurchase plan. On January 28, 2015, the DST Board of Directors authorized a new $250.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

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
The following graph shows the changes in value since December 31, 2009 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies (“Peer Group”)(2). The table following the graph shows the dollar value of those investments as of December 31, 2014 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.
Comparison of Cumulative Five Year Total Return

	As of December 31,
	2009	2010	2011	2012	2013	2014
DST Systems, Inc	$100.00	$103.29	$107.46	$145.12	$220.89	$232.12
S&P MidCap 400 Index	100.00	126.64	124.45	146.69	195.84	214.97
Peer Group	100.00	111.83	122.71	145.09	219.32	245.92
_______________________________________________________________________

(1)	Standard & Poor’s Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
The companies included in the Peer Group are Alliance Data Systems Corp, Automatic Data Processing, Inc., Broadridge Financial Solutions, Inc., Convergys Corp, CSG Systems International, Inc., Fiserv, Inc., NCR Corp, Paychex, Inc., SEI Investments Co., TeleTech Holdings, Inc. and Total System Services, Inc.

DST selected the Peer Group based on comparable company information for DST’s industry developed by an independent compensation consultant with the input of the CFO.

Item 6.        Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Income Statement Data:	(dollars in millions, except per share amounts)
Operating revenues (excluding out-of-pockets)	$2,042.0	$1,960.6	$1,892.4	$1,744.0	$1,713.6
Income from operations	308.9	313.2	157.3	260.1	344.6
Other income, net	373.5	243.2	373.5	38.7	141.7
Income before income taxes and non-controlling interest	791.7	544.9	519.5	274.0	476.6
Net income attributable to DST Systems, Inc.	593.3	352.6	324.0	183.1	318.5
Basic earnings per share	14.82	8.15	7.22	4.01	6.78
Diluted earnings per share	14.66	8.00	7.08	3.95	6.73
Non-GAAP diluted earnings per share (6)	5.55	4.57	3.98	4.09	4.43
Cash dividends per share of common stock	1.20	1.20	0.80	0.70	0.60

	December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Balance Sheet Data:	(dollars in millions)
Total assets	$2,942.9	$3,090.5	$3,392.5	$3,428.6	$3,339.4
Total debt	552.9	683.0	1,011.6	1,380.3	1,209.4
_______________________________________________________________________

(1)
In 2014, we recorded a pretax gain of $100.5 million on the sale of the wholly-owned subsidiary, DST Global Solutions, Ltd, which is included in Gain on sale of business in the Consolidated Statement of Income. In addition, we recorded net gains on securities and other investments of $343.5 million, which were included in Other income, net on the Consolidated Statement of Income.

(2)	In 2013, we recorded net gains on securities and other investments of $222.8 million, which were included in Other income, net on the Consolidated Statement of Income.

(3)
In 2012, we recorded a goodwill impairment charge of $60.8 million associated with our U.K. Customer Communications business, which is included in Depreciation and amortization expense in the Consolidated Statement of Income. In addition, we recorded net gains on securities and other investments of $293.7 million and dividend income from a private company investment of $48.4 million, both of which are included in Other income, net, in the Consolidated Statement of Income.

(4)
In 2011, we acquired the following businesses: ALPS Holdings, Inc., Newkirk Products, Inc., Lateral Group Limited, Intellisource Healthcare Solutions, Finix Business Strategies, LLC, Finix Converge, LLC and Subserveo, Inc. Additionally, we recorded net gains on securities and other investments of $17.2 million, which is included in Other income, net, in the Consolidated Statement of Income.

(5)
In 2010, we recognized $73.4 million of contract termination payment operating revenues resulting from the early termination of two client processing agreements. We recorded $70.8 million of net gains on securities and other investments and dividend income from a private equity investment of $54.7 million, both of which are included in Other income, net, in the Consolidated Statement of Income.

(6)
Non-GAAP diluted earnings per share have been calculated by taking into account the impact of certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. A description of the use of non-GAAP financial information and a reconciliation of diluted earnings per share and non-GAAP diluted earnings per share is below.

Use of Non-GAAP Financial Information
In addition to reporting financial information on a GAAP basis, we have disclosed non-GAAP financial information which has been reconciled to the corresponding GAAP measures in the following financial schedules titled “Reconciliation of Reported Diluted Earnings per Share to Non-GAAP Diluted Earnings per Share.”  In making these adjustments to determine the non-GAAP results, we take into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs, and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze our financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented.
DST’s management uses each of these non-GAAP financial measures in its own evaluation of our performance, particularly when comparing performance to past periods.  Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.  Although our management believes non-GAAP measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures may have a material impact on our financial information calculated in accordance with GAAP.  Therefore, management typically uses non-GAAP measures in conjunction with GAAP results.  These factors should be considered when evaluating our results.
Reconciliation of Reported Diluted Earnings per Share to Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2014	2013	2012	2011	2010
GAAP Diluted Earnings per Share	$14.66	$8.00	$7.08	$3.95	$6.73
Net gains on securities and other investments	(5.26)	(3.14)	(4.54)	(0.23)	(1.76)
Equity in earnings of unconsolidated affiliates items	(0.09)	(0.10)	(0.20)	0.06	—
Restructuring charges	0.26	0.03	0.51	0.08	0.27
Loss accruals (loss accrual reversal)	(0.12)	0.06	0.04	0.08	—
Income tax items	(0.91)	(0.24)	(0.40)	—	(0.03)
Charitable contribution of securities	0.01	—	(0.06)	—	—
Business development/advisory expenses	0.09	—	0.02	0.06	—
Net gain on sale of business	(2.64)	—	—	—	—
Gain on contract to repurchase common stock	(0.45)	—	—	—	—
Contract termination payments received, net	—	(0.08)	—	(0.03)	(0.87)
Net losses on real estate assets	—	0.04	0.09	—	—
Goodwill impairment	—	—	1.33	—	—
Insurance Solutions asset impairment and other costs	—	—	0.11	—	—
Restructuring cost to amend sales/marketing agreements	—	—	—	0.10	—
Loss on repurchase of convertible debentures	—	—	—	0.02	0.09
Non-GAAP Diluted Earnings per Share	$5.55	$4.57	$3.98	$4.09	$4.43

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the Annual Report and in the Company’s other filings with the Securities and Exchange Commission. Forward-looking statements include, but are not limited to, (i) all statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future or that depend on future events, or (ii) statements about our future business plans and strategy and other statements that describe the Company’s outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “may,” “will,” “would,” “should,” “potential,” “strategy,” “anticipates,” “estimates,” “expects,” “project,” “predict,” “intends,” “plans,” “believes,” “targets” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company undertakes no obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect new information, future events or developments, or otherwise.
Introduction
DST Systems, Inc. (“we”, “our”, “us”, the “Company” or “DST”) uses proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, insurance and healthcare markets. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solutions offerings.
We manage our business through three operating segments, Financial Services, Healthcare Services and Customer Communications. Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment. During 2014, we sold our wholly-owned U.K. subsidiary, DST Global Solutions Limited and certain related affiliates (“Global Solutions”). Global Solutions provides post-trade, middle-, and back-office investment management software applications, implementation and other professional services.
Financial Services Segment
DST’s proprietary software applications enable us to offer our customers information processing solutions that enable them to capture, analyze and report their investors’ transactions. Examples of the services we provide include tracking of purchases, redemptions, exchanges and transfers of shares; maintaining investor identification and ownership records; reconciling cash and share activity; processing dividends; reporting sales; performing tax and other compliance functions; and providing information for printing of investor trade confirmations, statements and year-end tax forms.
Services are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis either directly by DST or through BFDS, our domestic joint venture with State Street Corporation (“State Street”). Our BPO service offerings are enhanced by our proprietary workflow software, AWD, which is also licensed separately to third parties.
In the U.S. we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a SaaS and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P. which are joint ventures with State Street.
Financial Services fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, a portion of the services we provide for registered accounts are provided directly by the broker/dealer. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenue through asset-based fee arrangements and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts. We typically have multi-year agreements with our clients. We receive revenues for processing services and products provided under various agreements with unconsolidated affiliates. We believe that the terms of our contracts with unconsolidated affiliates are fair to us and are no less favorable to us than those obtained from unaffiliated parties. Our operating revenues derived from sales to unconsolidated affiliates were $166.6 million, $170.5 million, and $171.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Healthcare Services Segment
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services.
We generally derive revenue from our pharmacy-solutions business on a transactional fee basis. Fees are earned on pharmacy claims processing and payments services, pharmacy and member call center services, pharmaceutical rebate administration, administration or management of clinical programs, pharmacy network management, member and plan web services and management information and reporting. Further, revenues include investment earnings related to client cash balances maintained in our bank accounts. Medical claim processing revenues are generally derived from fees charged based on a per member/per month basis and transactional basis. We also realize revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations.
Customer Communications Segment
Within our Customer Communications segment, we offer a full range of integrated print, mail, and electronic solutions to customers in the U.S., Canada and the U.K. We produce customized communications for our client’s customers such as investment fund statements, explanation of health benefit statements, and monthly utility bills. We use proprietary and third- party software applications to provide the formatting, printing, mailing, electronic presentment and archiving of these types of communications. As one of the largest First-Class mailers in the U.S., we also provide a range of postal services to help clients optimize mail efficiencies and control postage expenses.
Revenues in this segment are derived from presentation and delivery (either print or digital), mailing fees and archiving of customer documents, and are generally based on the number of images processed or packages mailed and the range of customization and personalization options chosen by the client.
Investments and Other Segment
The Investments and Other segment is comprised of our real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by this segment are primarily passive in nature.
The Investments and Other segment’s revenues are derived from rental income from Company-owned and third-party real estate leases. Rental income from Company-owned real estate is recorded as revenue when, based on lease terms, it is earned. The Investments and Other segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Investments and Other segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates. We pay lease payments to certain real estate joint ventures.
Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations. Processing volumes for mutual fund customers within our Financial Services and Customer Communications segment are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. We have historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales vary depending on the timing and size of the contracts.
New Authoritative Accounting Guidance
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Consolidated (Topic 810) - Amendments to the Consolidation Analysis.” The new consolidation guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.

The guidance is effective for us for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers.” This standard will replace the existing accounting standard for revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. Early application of this standard is not permitted. This standard permits two transition approaches, either the retrospective transition method or the cumulative effect transition method. We are currently evaluating the standard, including which transition approach will be applied and the impact it will have on our consolidated financial statements.
In April 2014, the FASB issued an accounting standard update, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations and modifies the disclosure requirements. This standard is effective prospectively for annual and interim periods after December 15, 2014. Early adoption of the standard is permitted for disposals that have not been reported in financial statements previously issued. We elected to early adopt this standard beginning in the third quarter 2014. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In July 2013, the FASB issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard was effective prospectively for annual and interim periods beginning after December 15, 2013. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
In March 2013, the FASB issued an accounting standard update, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This standard requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of a sale of an equity-method investment that is a foreign entity. This standard was effective prospectively beginning January 1, 2014. The adoption of this standard did not have a significant impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; software capitalization and amortization; depreciation of fixed assets; valuation of long-lived and intangible assets and goodwill; accounting for investments; and accounting for income taxes.
Revenue recognition
We recognize revenue when it is realized or realizable and it is earned. The majority of our revenues are derived from computer processing and services and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. We generally do not have payment terms from customers that extend beyond one year. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue.
We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is reasonably assured. If there is a customer-specific acceptance provision in a contract or if there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item or from third-party evidence (“TPE”) such as how competitors have priced similar items. If such evidence is unavailable, we use our best estimate of the selling price (“BESP”), which includes various internal factors such as our pricing strategy and market factors.
We derive over 90% of our revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis, generally with thirty-day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the arrangement fees are due 12 months or more from the invoice date, we have concluded that the fees do not meet the criteria for being fixed or determinable. In these cases, we recognize the revenue as the fees become due.
Our standard business practice is to bill monthly for development, consulting and training services on a time and materials basis. In some cases we bill a fixed fee for development and consulting services. For fixed fee arrangements, we recognize revenue on a “proportionate performance” basis.
We derive less than 10% of our revenues from licensing products. We license our wealth management products, AWD products, healthcare administration processing software solutions and customer billing software solution products. Perpetual software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. Term software license revenues are recognized ratably over the term of the license agreement. While license fee revenues are not a significant percentage of our total operations, they can significantly impact earnings in the period in which they are recognized. Revenues from individual license sales depend heavily on the timing, size and nature of the contract. We recognize revenues for maintenance services ratably over the contract term, after collectibility has been reasonably assured.
DST, through our wholly-owned subsidiary ALPS, may enter into arrangements with broker/dealers or other third parties to sell or market closed-end fund shares. Depending on the arrangement, ALPS may earn distribution fees for marketing and selling the underlying fund shares. Conversely, ALPS may incur distribution expenses, including structuring fees, finders’ fees and referral fees paid to unaffiliated broker/dealers or introducing parties for marketing and selling underlying fund shares of a closed-end fund sponsored by ALPS. While distribution revenues and expenses are not significant percentages of our operating revenues or costs and expenses, they can significantly impact operations and earnings in the period in which they are recognized.
We have entered into various agreements with related parties, principally unconsolidated affiliates, to utilize our data processing facilities and computer software systems. We believe that the terms of our contracts with related parties are fair to us and are no less favorable than those obtained from unaffiliated parties.
We assess collection based on a variety of factors, including past collection history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of revenues is not reasonably assured, revenue is deferred and is recognized at the time it becomes reasonably assured, which is generally upon receipt of cash. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized. Allowances for billing adjustments are recorded as reductions in revenues and doubtful account expense is recorded within Costs and expenses. The annual amounts for these items are immaterial to our consolidated financial statements.
Software capitalization and amortization
We make substantial investments in software to enhance the functionality and facilitate the delivery of our processing services as well as our sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic life, which is generally three to five years. We also develop a large portion of our software internally. We capitalize software development costs for computer software developed or obtained for internal use after the preliminary project phase has been completed and management has committed to funding the project. For computer software to be sold, leased or otherwise marketed to third parties, we capitalize software development costs which are incurred after the products reach technological feasibility but prior to the general release of the product to customers. The capitalized software development costs are generally amortized on a straight-line basis over the estimated economic life, which is generally three to five years.

Significant management judgment is required in determining what projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically analyzes software development projects and analyzes the percentage of completion as compared to the initial plan and subsequent forecasts, milestones achieved and the commitment to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs. We review, on a quarterly basis, our capitalized software for possible impairment.
Depreciation of fixed assets
Our approach on personal property, specifically technology equipment, printing and inserting equipment, is to own the property as opposed to leasing it where practicable. We believe this approach provides us with better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. We depreciate technology equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices and tape devices—five years. We depreciate furniture and fixtures over estimated useful lives, principally three to five years, using accelerated depreciation methods. We depreciate large printing and inserting equipment used by the Customer Communications segment over a five to seven year life using accelerated depreciation methods. We depreciate leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.
Valuation of long-lived and intangible assets and goodwill
Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment. We evaluate the impairment of goodwill at least annually (as of October 1) and evaluate identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant under-performance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or our strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess actual impairment based on gross cash flows.
Our assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit was being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, an impairment charge is recorded for the difference.
Our 2014 annual goodwill impairment test determined that the estimated fair value of each of our reporting units substantially exceeds its carrying value.
Accounting for investments
We have three significant types of investments: 1) investments in available-for-sale securities, the largest of which is our investment in State Street common stock; 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS L.P. and certain real estate joint ventures; and 3) investments in private equity funds and other investments accounted for under the cost method.
We account for investments in entities in which we own less than 20% and do not have significant influence, in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires us to designate our investments as trading or available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to Accumulated other comprehensive income within Stockholders’ equity.
We record an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on our financial position.
The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where we are the limited partner) in which we have significant influence but do not control. We classify these investments as unconsolidated affiliates. Under the equity method, we recognize income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of our investment and advances to the unconsolidated affiliate.
The cost method of accounting is used for these investments when we have a de-minimus ownership percentage and do not have significant influence. Our cost method investments are held at the lower of cost or market.
Accounting for income taxes
We account for income taxes in accordance with authoritative accounting guidance. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof).
In addition, we are subject to examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative accounting guidance related to accounting for uncertainty in income taxes, we recognize liabilities for potential tax exposures based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

Results of Operations
The following table summarizes our consolidated operating results (millions, except per share amounts). Additional information regarding our segments is included below under the caption, “Year to Year Business Segment Comparisons.”

				Change
	Year Ended December 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$	%	$	%
Operating revenues	$2,042.0	$1,960.6	$1,892.4	$81.4	4.2%	$68.2	3.6%
Out-of-pocket reimbursements	707.3	698.0	684.2	9.3	1.3%	13.8	2.0%
Total revenues	2,749.3	2,658.6	2,576.6	90.7	3.4%	82.0	3.2%

Costs and expenses	2,309.4	2,202.1	2,202.9	107.3	4.9%	(0.8)	—%
Depreciation and amortization (including goodwill impairment)	131.0	143.3	216.4	(12.3)	(8.6)%	(73.1)	(33.8)%
Income from operations	308.9	313.2	157.3	(4.3)	(1.4)%	155.9	99.1%

Interest expense	(26.6)	(34.5)	(43.5)	(7.9)	(22.9)%	(9.0)	(20.7)%
Gain on sale of business	100.5	—	—	100.5	100.0%	—	—%
Other income, net	373.5	243.2	373.5	130.3	53.6%	(130.3)	(34.9)%
Equity in earnings of unconsolidated affiliates	35.4	23.0	32.2	12.4	53.9%	(9.2)	(28.6)%
Income before income taxes	791.7	544.9	519.5	246.8	45.3%	25.4	4.9%
Income taxes	198.4	192.3	195.5	6.1	3.2%	(3.2)	(1.6)%
Net income	$593.3	$352.6	$324.0	$240.7	68.3%	$28.6	8.8%

Revenues
Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) increased $90.7 million or 3.4% during the year ended December 31, 2014 as compared to December 31, 2013 and increased $82.0 million or 3.2% during the year ended December 31, 2013 as compared to December 31, 2012. Consolidated operating revenues increased $81.4 million or 4.2% in 2014 as compared to 2013 and increased $68.2 million or 3.6% in 2013 as compared to 2012.
The operating revenue growth in 2014 compared to 2013 was primarily attributable to increased operating revenues in the Financial Services and Healthcare Services segments, partially offset by a slight decline in operating revenues in the Customer Communications segment. The operating revenue growth in 2013 compared to 2012 was attributable to increased operating revenues in all three of our operating segments.
Consolidated OOP reimbursements increased $9.3 million or 1.3% in 2014 as compared to 2013 and increased $13.8 million or 2.0% in 2013 as compared to 2012. The net increase in consolidated OOP reimbursements in 2014 is primarily attributable to new clients in the Customer Communications segment. The net increase in consolidated OOP reimbursements in 2013 was attributable to higher volumes from new customers in the Customer Communications segment, partially offset by a decrease in the Financial Services segment attributable to lower registered accounts serviced.
Costs and expenses
Consolidated costs and expenses (including OOP reimbursements) increased $107.3 million or 4.9% during the year ended December 31, 2014 as compared to December 31, 2013 and decreased $0.8 million during the year ended December 31, 2013 as compared to December 31, 2012. Reimbursable operating expenses included in costs and expenses were $707.3 million in 2014, an increase of $9.3 million as compared to 2013 and $698.0 million in 2013, an increase of $13.8 million as compared to 2012.
Excluding reimbursable operating expenses, costs and expenses increased $98.0 million in 2014 as compared to 2013 and decreased $14.6 million in 2013 as compared to 2012. On this basis, the increase in 2014 compared to 2013 was primarily attributable to increased costs and expenses in the Financial Services and Healthcare Services segments, partially offset by decreased costs and expenses in the Customer Communications segment.

As a result of market changes which have impacted our service offerings to clients, including lower registered account processing, we have implemented a restructuring initiative to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services and Customer Communications segments. As a result of this restructuring initiative, we incurred pretax charges during 2014 of $12.7 million ($8.5 million in Financial Services and $4.2 million in Customer Communications). We anticipate this restructuring initiative will result in annual pretax operating cost savings of approximately $13.0 million to $15.0 million, of which approximately 75% is expected to be realized in the Financial Services segment operations and the remaining will be realized within the Customer Communications segment.
Excluding reimbursable operating expenses, the decrease in costs and expenses in 2013 as compared to 2012 was primarily related to decreased costs and expenses in the Customer Communication segment, partially offset by increased costs and expenses in the Financial Services and Healthcare Services Segments.
Depreciation and amortization (including goodwill impairment)
Consolidated deprecation and amortization decreased $12.3 million or 8.6% during the year ended December 31, 2014 as compared to December 31, 2013 and decreased $73.1 million or 33.8% during the year ended December 31, 2013 as compared to December 31, 2012. The decrease in 2014 was primarily attributable to a decline within the Customer Communications segment, partially offset by increases in Financial Services and Healthcare Services Segment. The decrease in 2013 was primarily attributable to the 2012 goodwill impairment in the Customer Communications - U.K. reporting unit and other charges that did not recur in 2013.
Income from operations
Consolidated income from operations decreased $4.3 million or 1.4% to $308.9 million during the year ended December 31, 2014 as compared to 2013 and increased $155.9 million or 99.1% to $313.2 million during the year ended December 31, 2013 as compared to 2012. The decrease in 2014 was primarily attributable to a decline within the Financial Services segment, partially offset by increases in the Healthcare Services, Customer Communications and Investments and Other segments. The increase in 2013 was primarily attributable to the 2012 goodwill impairment in the Customer Communications - U.K. reporting unit and other charges that did not recur in 2013.
Interest expense
Interest expense was $26.6 million, $34.5 million and $43.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense decreased 22.9% during 2014 as compared to 2013 primarily from lower weighted-average debt balances outstanding. Interest expense decreased during 2013 as compared to 2012 primarily from lower weighted-average debt balances outstanding, as well as lower weighted-average interest rates.
Gain on sale of business
Effective November 30, 2014, we sold our wholly-owned subsidiary, Global Solutions for cash consideration of $95.0 million, subject to customary working capital post-closing adjustments. We recorded a pretax gain of $100.5 million on the sale during 2014. Operating revenues generated from the Global Solutions businesses sold were approximately $61.4 million, $71.3 million and $76.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating income generated from the Global Solutions businesses sold were approximately $6.9 million, $10.0 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our pretax gain exceeded our sale proceeds primarily from the reclassification of cumulative translation adjustments due to the substantial liquidation of the foreign entities, partially offset by transaction costs. The carrying value of the entities sold was minimal.

Other income, net
The components of other income, net are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net realized gains from the disposition of available-for-sale securities	$181.4	$193.0	$148.1
Net gains on private equity funds and other investments	27.8	31.2	9.3
Gain on sale of private company investment	103.6	—	138.7
Private company investment dividend	33.2	—	48.4
Gain on contract to repurchase shares of DST Common Stock	18.1	—	—
Dividend income	11.4	13.1	18.2
Interest income	1.8	3.6	4.1
Foreign currency gains (losses)	(2.6)	(6.6)	3.7
Miscellaneous items	(1.2)	8.9	3.0
Other income, net	$373.5	$243.2	$373.5
Included in the $181.4 million of net realized gains from the disposition of available for sale securities during 2014 is a $169.3 million gain from the sale of approximately 2.6 million shares of State Street Corporation. The 2013 net realized gains of $193.0 million includes gains of $130.3 million from the sale of approximately 2.3 million shares of State Street Corporation. The 2012 net realized gains of $148.1 million includes gains of $53.6 million from the sale of Computershare Ltd. shares, $38.0 million from the disposition of State Street Corporation shares and $31.3 million from the sale of Euronet Worldwide shares.
We recorded a net gain on private equity funds and other investments of $27.8 million, $31.2 million and $9.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily due to distributions received from certain of our private equity fund investments resulting in realized gains. We recorded $2.2 million, $0.6 million and $8.3 million of net impairments on private equity funds and other investments related to adverse market conditions and poor performance of the underlying investments during the years ended December 31, 2014, 2013 and 2012, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and may require an impairment charge in the future, which could have a material effect on our net income.
We recorded gains of $103.6 million and $138.7 million on the sales of our investment in a privately-held company during the years ended December 31, 2014 and 2012, respectively. We also received cash dividends of $33.2 million and $48.4 million from the private company investment during the years ended December 31, 2014 and 2012, respectively. We have no remaining investment in this private company at December 31, 2014.
We repurchased $200.0 million of our common stock from a group of stockholders including George L. Argyros, Julia A. Argyros, and certain of their affiliates (collectively, “the Argyros Group” or “Argyros”) during 2014. The price paid per share was determined in connection with the secondary offering of Argyros’ DST common stock in May 2014. In connection with this share repurchase, we recorded a non-cash gain of $18.1 million during the year ended December 31, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.
We receive dividend income from certain investments held. Dividends received from State Street common stock were $6.6 million, $8.4 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. State Street Corporation quarterly dividend per common share was $0.24 per share in 2012, and then increased to $0.26 per share in 2013, and had a further increase to $0.30 per share in 2014.

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Boston Financial Data Services, Inc.	$5.1	$8.2	$10.2
International Financial Data Services (U.K. and L.P.)	19.1	9.7	21.9
Other unconsolidated affiliates	11.2	5.1	0.1
Total	$35.4	$23.0	$32.2
Equity in earnings of BFDS decreased $3.1 million during the year ended December 31, 2014 as compared to 2013. The decrease was primarily attributable to lower shareowner processing revenues associated with reduced levels of accounts serviced, partially offset by higher revenues from ancillary services. Favorable reductions in BFDS operating expenses were largely offset by investments in ancillary product offerings and severance costs incurred as a result of actions taken during 2014. Equity in earnings of BFDS decreased $2.0 million during the year ended December 31, 2013 as compared to 2012. The decrease was primarily from lower revenues associated with reduced levels of accounts serviced and lower interest income, partially offset by the recognition of a deferred gain from the 2013 sale of an investment in Cofunds, Ltd. of $1.1 million.
Equity in earnings of IFDS increased $9.4 million during the year ended December 31, 2014, as compared to 2013 primarily attributable to revenues recognized related to the ongoing conversion activities of the previously announced new wealth management clients in the U.K. These multi-year implementation efforts for the two new clients are continuing to progress and are expected to be completed in phases. Earnings will continue to be impacted by the rate of progress related to the conversions and therefore may not be consistent period to period throughout the implementation and conversion process. IFDS continues to incur significant costs to develop the new wealth management platform for the U.K. market and expand its infrastructure to prepare for the addition of these new clients and associated service offerings. Equity in earnings of IFDS decreased $12.2 million during the year ended December 31, 2013, as compared to 2012, primarily attributable to the $14.8 million gain (DST’s share) on IFDS Canada’s sale of a real estate partnership in 2012, partially offset by the recognition of a $6.3 million gain (DST’s share) on IFDS U.K.’s sale of an equity method investment in Cofunds, Ltd. in 2013. The remaining decline is primarily due to costs associated with the establishment of new service offerings, which include the development and build-out of a wealth management platform for the U.K. marketplace utilizing our Bluedoor technology, partially offset by higher revenues from increased accounts serviced.
IFDS shareowner accounts serviced were 23.8 million at December 31, 2014, an increase of 2.0 million accounts or 9.2% as compared to December 31, 2013. The increase was primarily due to new client conversions, including a client in Canada that converted approximately 650,000 new accounts during 2014. IFDS shareowner accounts serviced were 21.8 million at December 31, 2013, an increase of 1.1 million accounts or 5.3% as compared to December 31, 2012.
Our equity in earnings of other unconsolidated affiliates was $11.2 million during the year ended December 31, 2014, an increase of $6.1 million as compared to 2013. The increase was primarily due to the sale of our investment in an unconsolidated affiliate which resulted in a gain of $5.7 million. Our equity in earnings of other unconsolidated affiliates was $5.1 million during the year ended December 31, 2013, an increase of $5.0 million as compared to 2012. Our other unconsolidated affiliates recorded $4.1 million of real estate impairments in 2012.
Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Year Ended December 31,
	2014	2013	2012
Total revenues	$1,111.0	$912.7	$862.1
Costs and expenses	1,009.7	855.1	795.7
Depreciation and amortization	39.1	30.4	27.5
Income from operations	62.2	27.2	38.9
Non-operating income	3.4	23.1	48.0
Income before income taxes	65.6	50.3	86.9
Income taxes	17.0	14.7	22.6
Net income	$48.6	$35.6	$64.3

Income taxes
Our effective tax rate was 25.1%, 35.3% and 37.6% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rates in each of the three years ended December 31, 2014 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules. In addition, our income tax rate for 2014 was favorably impacted by the reversal of $30.3 million of uncertain tax position liabilities, net of additions, primarily related to statute expirations.
Our effective income tax rate for 2013 was favorably impacted by a $16.1 million benefit from the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions under Internal Revenue Code Section 199 and research and experimentation credits for the periods 2006 through 2009. The 2013 effective tax rate also included a tax expense of $7.5 million relating to an increase in the overall incremental U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested.
Our income tax rate for 2012 included benefits from the favorable IRS resolution of certain research and experimentation credits and domestic manufacturing deduction of $18.3 million and the charitable contribution of appreciated securities of approximately $5.0 million, partially offset by lower tax credits.
Excluding the effect of discrete period items, we expect our tax rate to be approximately 36% in 2015. The 2015 tax rate can be affected as a result of variances among the estimates and amounts of 2015 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits, adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS
FINANCIAL SERVICES SEGMENT
The following table presents the financial results of the Financial Services segment (in millions):

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating revenues	$1,054.2	$1,004.3	$978.6	$49.9	5.0%	$25.7	2.6%
Out-of-pocket reimbursements	51.5	44.4	49.7	7.1	16.0%	(5.3)	(10.7)%
Total revenues	1,105.7	1,048.7	1,028.3	57.0	5.4%	20.4	2.0%
Costs and expenses	847.5	772.8	777.0	74.7	9.7%	(4.2)	(0.5)%
Depreciation and amortization	68.2	65.1	74.3	3.1	4.8%	(9.2)	(12.4)%
Income from operations	$190.0	$210.8	$177.0	$(20.8)	(9.9)%	$33.8	19.1%

Operating margin	18.0%	21.0%	18.1%

The following table summarizes the Financial Services segment’s statistical metrics (in millions, except as noted):

	December 31,
	2014	2013	2012
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	29.6	30.6	34.3
IRA mutual fund accounts	22.3	23.0	23.5
Other retirement accounts	8.1	8.3	8.5
Section 529 and Educational IRAs	8.8	9.3	9.4
Registered accounts - tax-advantaged	39.2	40.6	41.4
Total registered accounts	68.8	71.2	75.7
Subaccounts	28.6	25.7	12.4
Total	97.4	96.9	88.1

International mutual fund shareowner accounts processed:
IFDS U.K.	11.3	10.2	9.4
IFDS L.P. (Canada)	12.5	11.6	11.3
Total	23.8	21.8	20.7

Defined contribution participant accounts	7.2	6.9	6.1

ALPS (in billions of U.S. dollars):
Assets Under Management	$15.3	$11.8	$8.3
Assets Under Administration	$176.9	$147.7	$101.9

Automatic Work Distributor workstations (in thousands)	212.5	209.7	207.6

	Year Ended December 31,
	2014	2013	2012
Changes in registered accounts:
Beginning balance	71.2	75.7	85.1
New client conversions	—	0.4	0.5
Subaccounting conversions to DST platforms	(0.6)	(1.6)	(2.8)
Subaccounting conversions to non-DST platforms	(1.9)	(3.5)	(6.3)
Conversions to non-DST platforms	(1.0)	(0.2)	(0.9)
Organic growth	1.1	0.4	0.1
Ending balance	68.8	71.2	75.7

Changes in subaccounts:
Beginning balance	25.7	12.4	14.6
New client conversions	—	5.7	0.1
Conversions from non-DST registered platforms	0.7	1.5	0.3
Conversions from DST’s registered accounts	0.6	1.6	2.8
Conversions to non-DST platforms	—	—	(6.1)
Organic growth	1.6	4.5	0.7
Ending balance	28.6	25.7	12.4

Changes in defined contribution participant accounts:
Beginning balance	6.9	6.1	5.1
New client conversions	0.3	1.3	0.9
Client losses	—	—	(0.1)
Organic growth (decline)	—	(0.5)	0.2
Ending balance	7.2	6.9	6.1
Comparison of 2014 versus 2013 results
Revenues
Financial Services segment total revenues for the year ended December 31, 2014 were $1,105.7 million, an increase of $57.0 million or 5.4% as compared to 2013. Financial Services segment operating revenues of $1,054.2 million reflect an increase of $49.9 million or 5.0% in 2014 as compared to 2013. Financial Services segment OOP reimbursement revenues for the year ended December 31, 2014 were $51.5 million, an increase of $7.1 million as compared to 2013.
The increase in operating revenues during the year ended December 31, 2014 was primarily from higher operating revenues within our ALPS business. ALPS operating revenues increased over the comparable prior year periods as a result of net positive funds flow and favorable market conditions which have contributed to the growth of assets under management within the ALPS proprietary funds and increases in other ALPS distribution and services revenues. Also contributing to the increased operating revenues was an increase in subaccounts processed as a result of organic growth from existing clients and new clients. Excluding a $6.0 million contract termination payment received in 2013, our operating revenues from retirement solutions increased during the year ended December 31, 2014 as compared to 2013 principally from higher professional services fee revenue and higher participants as a result of the conversion of new clients. Operating revenues also increased in 2014 due to higher professional services revenue from the implementation and configuration of new wealth management clients. The increase in Financial Services operating revenues were partially offset by unfavorable changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies. Financial Services operating revenues included approximately $41.2 million of software license fee revenues for the year ended December 31, 2014, an increase of $3.1 million as compared to 2013.
The growth in operating revenues was partially offset by the sale of Global Solutions on November 30, 2014. Global Solutions operating revenue decreased $9.9 million during the year ended December 31, 2014 as compared to 2013, primarily due to one less month of operations in 2014. We also experienced decreased revenue from our U.S. registered shareowner account processing due to lower registered accounts primarily as a result of subaccounting conversions. Registered accounts serviced at December 31, 2014 decreased 2.4 million or 3.4% from December 31, 2013. We estimate that an additional four to five million registered accounts will convert to subaccounts during 2015. We have been informed that certain broker/dealers may convert certain tax-advantaged accounts to a subaccounting platform, however, the timing and number of accounts is not currently known. The number of accounts estimated to convert from various DST platforms is based upon information obtained from clients. There are a variety of factors that will affect the number and timing of registered accounts converted to subaccounts.
Costs and expenses
Financial Services segment costs and expenses for the year ended December 31, 2014 were $847.5 million, an increase of $74.7 million as compared to 2013. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefit costs, but also include technology related expenditures and reimbursable operating expenses. Reimbursable operating expenses included in costs and expenses were $51.5 million in 2014, an increase of $7.1 million as compared to 2013.
Excluding reimbursable operating expenses, costs and expenses were $796.0 million for 2014, an increase of $67.6 million as compared to 2013. On this basis, the increase in costs and expenses during 2014 was primarily from increased costs to support higher revenues, higher costs associated with the new business initiatives associated with the growth of ALPS asset gathering business, and investments to further develop the Applied Analytics and brokerage solutions service offerings. In addition, costs increased due to enhancing our regulatory, compliance and security programs. We also incurred higher restructuring charges and advisory and other transaction costs during 2014, primarily as a result of a $13.0 million charge resulting primarily from the restructuring event implemented during 2014 to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services segment and $5.6 million of advisory and other transaction costs incurred in connection with the agreement reached with Argyros in 2014. These increases in costs and expenses were partially offset by lower mark-to-market losses on deferred compensation liabilities (the effect of which is offset within other income), changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies and lower expenses associated with the fund launched by ALPS of $2.8 million in 2013 that did not recur in 2014.
Depreciation and amortization
Financial Services segment depreciation and amortization costs for the year ended December 31, 2014 were $68.2 million, an increase of $3.1 million or 4.8% as compared to 2013. The increase in 2014 was primarily from higher capital expenditures.
Income from operations
Financial Services segment income from operations for 2014 was $190.0 million, a decrease of $20.8 million or 9.9% as compared to 2013. The decrease in Financial Services income from operations was primarily from higher operating expenses to support incremental revenues and new business initiatives as well as increased risk, compliance and security costs, partially offset by higher operating revenues and $11.0 million of lower mark-to-market losses. Global Solutions, which was sold as of November 30, 2014, had $3.0 million less operating income in 2014 than during the full year 2013. Additionally, income from operations during 2013 included a $6.0 million contract termination payment that did not recur in 2014.
Comparison of 2013 versus 2012 results
Revenues
Financial Services segment total revenues for the year ended December 31, 2013 were $1,048.7 million, an increase of $20.4 million or 2.0% as compared to 2012. Financial Services segment operating revenues of $1,004.3 million increased $25.7 million or 2.6% in 2013 as compared to 2012.
The increase in operating revenues during the year ended December 31, 2013 was primarily attributable to increased operating revenues from ALPS, brokerage solutions, retirement solutions, and wealth management, partially offset by lower operating revenues from our U.S. registered shareowner account processing and lower software license revenues. Operating revenues also decreased from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.
The increased revenue at ALPS was due to organic growth at existing clients, favorable market conditions and revenues from new clients during 2013. Revenues also increased from brokerage solutions’ conversions of new clients and organic growth from existing clients along with higher wealth management solutions’ software license sales and professional services revenue associated with the expansion into the U.K. market.
Retirement solutions’ operating revenues during 2013 increased as compared to 2012 primarily from higher defined contribution participants processed as new clients were converted, partially offset by reductions in participants serviced due to the annual removal of prior year terminated participants. Operating revenues were also favorably impacted by a $6.0 million contract termination payment received from partial termination of a retirement solutions’ client during 2013.

Operating revenues from Global Solutions and our business process and document management businesses, including AWD, decreased during 2013 as compared to 2012 primarily from lower software license revenues and professional services. Global Solutions had higher perpetual software license sales and associated professional service revenue in 2012 that did not recur in 2013. Financial Services operating revenues included approximately $38.1 million of software license fee revenues for the year ended December 31, 2013, a decrease of $5.0 million as compared to 2012.
Registered accounts serviced at December 31, 2013 decreased 4.5 million accounts or 5.9% from December 31, 2012. During 2013, approximately 5.1 million registered accounts converted to subaccounting platforms of which 1.6 million converted to DST’s platform.
Costs and expenses
Financial Services segment costs and expenses for the year ended December 31, 2013 were $772.8 million, a decrease of $4.2 million as compared to 2012. Reimbursable operating expenses included in costs and expenses were $44.4 million for the year ended December 31, 2013, a decrease of $5.3 million as compared to 2012. Excluding reimbursable operating expenses, costs and expenses were $728.4 million for 2013, an increase of $1.1 million as compared to 2012. On this basis, the increase in costs and expenses during 2013 was primarily from higher costs to support the increased revenues, increased deferred compensation (offset as unrealized gains on trading securities in other income) and $2.8 million incurred for the launch of a new closed-end fund at ALPS, which were partially offset by lower employee termination expenses and lower costs as a result of exiting the insurance processing solutions business in 2012. Costs and expenses also decreased from changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.
Depreciation and amortization
Financial Services segment depreciation and amortization costs for the year ended December 31, 2013 were $65.1 million, a decrease of $9.2 million or 12.4% as compared to 2012. The decrease in 2013 was primarily the result of a $5.8 million asset impairment charge incurred in 2012 which did not recur in 2013 and lower capitalized software costs.
Income from operations
Financial Services segment income from operations for 2013 was $210.8 million, an increase of $33.8 million or 19.1% as compared to 2012. The increase in Financial Services income from operations was from higher operating revenues including the receipt of a $6.0 million partial contract termination payment, partially offset by increased deferred compensation plan costs and ALPS fund launch expenses during 2013. The increase was also the result of employee termination costs and other costs in 2012 that did not recur in 2013.
HEALTHCARE SERVICES SEGMENT
The following table presents the financial results of the Healthcare Services segment (in millions):

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating revenues	$382.2	$333.3	$300.6	$48.9	14.7%	$32.7	10.9%
Out-of-pocket reimbursements	6.8	6.2	5.1	0.6	9.7%	1.1	21.6%
Total revenues	389.0	339.5	305.7	49.5	14.6%	33.8	11.1%
Costs and expenses	308.5	270.5	255.9	38.0	14.0%	14.6	5.7%
Depreciation and amortization	19.5	19.3	17.7	0.2	1.0%	1.6	9.0%
Income from operations	$61.0	$49.7	$32.1	$11.3	22.7%	$17.6	54.8%

Operating margin	16.0%	14.9%	10.7%

The following tables summarize the Healthcare Services segment’s statistical metrics (in millions):

	December 31,
	2014	2013	2012
DST Health Solutions covered lives	24.2	23.5	23.3

	Year Ended December 31,
	2014	2013	2012
Argus pharmacy paid claims	486.6	444.0	400.7
Comparison of 2014 versus 2013 results
Revenues
Healthcare Services segment total revenues of $389.0 million during the year ended December 31, 2014 reflect an increase of $49.5 million or 14.6% as compared to 2013. Healthcare Services segment operating revenues of $382.2 million reflect an increase of $48.9 million or 14.7% in 2014 compared to 2013. Healthcare Services segment OOP reimbursement revenues for the year ended December 31, 2014 were $6.8 million, an increase of $0.6 million or 9.7% as compared to 2013. The increase in operating revenue during the year ended December 31, 2014 was primarily from increased pharmacy claims processing revenues principally due to growth in Medicare, Medicaid and healthcare exchange members at existing clients. The continued increase in Medicare Part D members is primarily the result of more eligible members as more individuals are reaching age 65 than in the past. Membership is also positively impacted as individuals are generally living longer and the government is offering tax incentives for companies to promote participation in healthcare plans. Revenues were also higher than in the prior year as a result of increases in discount card services and higher service level incentives earned. Operating revenues also increased from medical claims transaction volume growth from new and existing clients, higher medical claim business process outsourcing revenues and increased software license sales. Operating revenues included approximately $8.6 million of software license fee revenues for the year ended December 31, 2014, an increase of $1.0 million as compared to 2013.
During 2013, one of our top five customers notified us that it would not renew its contract with us. Effective January 2015, this customer deconverted approximately 40% of their business with us. The remainder of the deconversion is expected to occur in stages over the next two years.
Costs and expenses
Healthcare Services segment costs and expenses for the year ended December 31, 2014 were $308.5 million, an increase of $38.0 million as compared to 2013. Costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures. Reimbursable operating expenses included in costs and expenses were $6.8 million in 2014, an increase of $0.6 million as compared to 2013. Excluding reimbursable operating expenses, costs and expenses were $301.7 million for 2014, an increase of $37.4 million as compared to 2013. On this basis, the increase in costs and expenses during 2014 was primarily from increased staffing costs, higher client conversion and implementation costs and higher claim processing costs due to the increased volume and complexity of transactions processed. The increase in costs was also impacted by an incremental $6.4 million estimated liability recorded during 2014 related to processing errors identified for certain pharmacy claim transactions. Additionally, the year ended December 31, 2014 was impacted by the resolution of a regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million. During 2013, the loss accrual for this matter was increased by $2.5 million based upon our best estimate of the potential liability at that time.
Depreciation and amortization
Healthcare Services segment depreciation and amortization costs for the year ended December 31, 2014 were $19.5 million, an increase of $0.2 million or 1.0% as compared to 2013.
Income from operations
Healthcare Services segment income from operations for 2014 was $61.0 million, an increase of $11.3 million or 22.7% as compared to 2013. The increase in income from operations was primarily attributable to higher revenues and the $6.5 million impact year-over-year from the resolution of a regulatory inquiry, partially offset by increased staffing costs incurred to complete new client implementations and to service the increased transaction volumes. The increase in operating income was also partially offset by a $6.4 million increase in processing error costs in 2014 as compared with 2013.

Comparison of 2013 versus 2012 results
Revenues
Healthcare Services segment total revenues of $339.5 million for the year ended December 31, 2013 increased $33.8 million or 11.1% as compared to 2012. Healthcare Services segment operating revenues of $333.3 million increased $32.7 million or 10.9% as compared to 2012. Healthcare Services segment OOP reimbursement revenues for the year ended December 31, 2013 were $6.2 million, an increase of $1.1 million or 21.6% as compared to 2012. The increase in operating revenues for the year ended December 31, 2013 was primarily attributable to a 10.8% increase in pharmacy claims paid associated with increased Medicare and Medicaid members and higher pharmacy discount card services. Operating revenues also increased as a result of organic growth at existing clients and new full service clients that successfully converted to our medical claims processing platform during 2013. Operating revenues included approximately $7.6 million of software license fee revenues for the year ended December 31, 2013, an increase of $1.8 million as compared to 2012, principally from new healthcare exchange software licenses sold in 2013.
Costs and expenses
Healthcare Services segment costs and expenses for the year ended December 31, 2013 were $270.5 million, an increase of $14.6 million as compared to 2012. Reimbursable operating expenses included in costs and expenses were $6.2 million in 2013, an increase of $1.1 million as compared to 2012. Excluding reimbursable operating expenses, costs and expenses were $264.3 million for 2013, an increase of $13.5 million as compared to 2012. On this basis, the increase in costs and expenses during 2013 was primarily from increased personnel costs to support higher volumes of revenue and higher costs associated with new business initiatives, partially offset by lower employee termination costs. The increase was also due to a $2.5 million loss accrual recorded during 2013 related to a regulatory inquiry into the processing of certain pharmacy claims from 2006 to 2009.
Depreciation and amortization
Healthcare Services segment depreciation and amortization costs for the year ended December 31, 2013 were $19.3 million, an increase of $1.6 million or 9.0% as compared to 2012. The increase in 2013 was primarily the result of higher internally developed capitalized software.
Income from operations
Healthcare Services segment income from operations for 2013 was $49.7 million, an increase of $17.6 million or 54.8% as compared to 2012. The increase in Healthcare Services income from operations was from higher pharmacy claims paid associated with increased Medicare and Medicaid members and higher medical claim processing revenues from new and existing clients, partially offset by increased personnel costs to support the higher volumes of revenue.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating revenues	$650.5	$660.5	$650.0	$(10.0)	(1.5)%	$10.5	1.6%
Out-of-pocket reimbursements	659.1	654.7	636.7	4.4	0.7%	18.0	2.8%
Total revenues	1,309.6	1,315.2	1,286.7	(5.6)	(0.4)%	28.5	2.2%
Costs and expenses	1,218.7	1,220.2	1,214.9	(1.5)	(0.1)%	5.3	0.4%
Depreciation and amortization (including goodwill impairment)	37.6	44.0	107.4	(6.4)	(14.5)%	(63.4)	(59.0)%
Income (loss) from operations	$53.3	$51.0	$(35.6)	$2.3	4.5%	$86.6	(243.3)%

Operating margin	8.2%	7.7%	(5.5)%

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating Revenues
North America	$454.8	$470.7	$455.2	$(15.9)	(3.4)%	$15.5	3.4%
United Kingdom	195.7	189.8	194.8	5.9	3.1%	(5.0)	(2.6)%
Customer Communications segment	$650.5	$660.5	$650.0	$(10.0)	(1.5)%	$10.5	1.6%

Income (Loss) from Operations
North America	$48.1	$48.2	$43.5	$(0.1)	(0.2)%	$4.7	10.8%
United Kingdom	5.2	2.8	(79.1)	2.4	85.7%	81.9	(103.5)%
Customer Communications segment	$53.3	$51.0	$(35.6)	$2.3	4.5%	$86.6	(243.3)%
The following table summarizes the Customer Communications segment’s statistical metrics (in millions):

	Year Ended December 31,
	2014	2013	2012
Customer Communications Images Produced
North America	8,713.2	9,448.0	9,444.4
United Kingdom	2,125.1	1,999.5	2,163.1
Total	10,838.3	11,447.5	11,607.5

Customer Communications Packages Mailed
North America	1,888.9	2,206.6	2,185.4
United Kingdom	836.7	724.4	752.4
Total	2,725.6	2,931.0	2,937.8
Comparison of 2014 versus 2013 results
Revenues
Customer Communications segment total revenues were $1,309.6 million and $1,315.2 million for the years ended December 31, 2014 and 2013, respectively. Operating revenues decreased $10.0 million or 1.5% to $650.5 million for the year ended December 31, 2014 as compared to 2013. Customer Communications segment OOP reimbursements revenue increased $4.4 million or 0.7% in 2014 as compared to 2013.
Customer Communications’ North America operating revenues decreased $15.9 million or 3.4% to $454.8 million for the year ended December 31, 2014 as compared to 2013. The decrease was primarily from reduced volumes as a result of organic declines at existing clients and previously announced client losses. The organic decline in revenues from our existing clients was due to a number of factors including client efforts to migrate to electronic presentment, to suppress sheets per package or to send statements less frequently. This decrease was partially offset by higher electronic solutions and postal service solutions revenue. We also had an increase in revenue late in 2014 as we began processing volumes for a new client, which we anticipate will result in approximately 350 million additional packages processed on an annual basis once fully transitioned. We will continue to transition additional applications for this new client throughout 2015.
In 2014, Customer Communications’ U.K. operating revenues increased $5.9 million, primarily due to the higher volumes from new and existing clients and favorable currency exchange rates movements.
Costs and expenses
Customer Communications segment costs and expenses for the year ended December 31, 2014 decreased $1.5 million or 0.1% to $1,218.7 million as compared to 2013. Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $659.1 million during 2014, an increase of $4.4 million or 0.7% as compared to 2013. Excluding reimbursable operating expenses, costs and expenses decreased $5.9 million or 1.0% during 2014. On this basis, Customer Communications’ North America costs and expenses decreased $11.4 million during 2014 as compared to 2013 primarily from reduced costs associated with the operating revenue decline partially offset by higher restructuring charges including employee termination and lease exit costs and increased costs from higher variable expenses due to the processing for a new client beginning in November 2014. Customer Communications’ U.K. costs and expenses increased $5.5 million primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.
Depreciation and amortization
Customer Communications segment depreciation and amortization expense was $37.6 million and $44.0 million for the years ended December 31, 2014 and 2013, respectively. This $6.4 million decrease in 2014 as compared to 2013 is primarily attributable to lower capital expenditures during 2013. Customer Communications’ North America depreciation and amortization decreased $4.4 million in 2014 as compared to 2013 and Customer Communications’ U.K. depreciation and amortization decreased $2.0 million in 2014 as compared to 2013.
Income from operations
Customer Communications segment income from operations was $53.3 million for the year ended December 31, 2014, an increase of $2.3 million compared to 2013. Customer Communications North America income from operations decreased $0.1 million and Customer Communications U.K. increased $2.4 million. The decrease in Customer Communications North America was primarily due to lower revenues, largely offset by reduced operating costs.  The decrease in Customer Communications U.K. income from operations was primarily due to increased revenues and lower depreciation, partially offset by higher operating costs.
Comparison of 2013 versus 2012 results
Revenues
Customer Communications segment total revenues were $1,315.2 million and $1,286.7 million for the years ended December 31, 2013 and 2012, respectively. Operating revenues increased $10.5 million or 1.6% to $660.5 million for the year ended December 31, 2013 as compared to 2012. The increase was primarily attributable to revenues from new clients, partially offset by lower volumes from existing clients and client losses. The organic declines from our existing clients was due to a number of factors including client efforts to migrate to electronic presentment, to suppress sheets per package or to send statements less frequently. Customer Communications segment OOP reimbursements revenue increased $18.0 million or 2.8% in 2013 as compared to 2012. The net increase in 2013 was primarily attributable to the higher volumes from new client volumes.
Customer Communications’ North America operating revenues increased $15.5 million or 3.4% to $470.7 million for the year ended December 31, 2013 as compared to 2012. The increase was primarily attributable to new client volumes. Customer Communications’ U.K. operating revenues decreased $5.0 million for the year ended December 31, 2013 as compared to 2012 as a result of lower images produced, changes in the mix of clients serviced due to client losses from the closure of certain operating plants and foreign exchange movement.

Costs and expenses
Customer Communications segment costs and expenses for the year ended December 31, 2013 increased $5.3 million or 0.4% to $1,220.2 million as compared to 2012. Reimbursable operating expenses included in costs and expenses were $654.7 million during 2013, an increase of $18.0 million or 2.8% as compared to 2012. Excluding reimbursable operating expenses, Customer Communications segment costs and expenses decreased $12.7 million during 2013. On this basis, Customer Communications’ North America costs and expenses increased $10.7 million during 2013 as compared to 2012 primarily from higher operating costs associated with an increased workforce to support new clients and conversion activities as well as higher material costs from higher volumes of operating revenues. Customer Communications’ U.K. costs and expenses decreased $23.4 million primarily due to employee termination expenses and lease abandonment costs associated with consolidating facilities that were incurred in 2012 that did not recur in 2013, foreign exchange movement, as well as the reversal of $2.5 million of lease obligation liabilities that were extinguished during 2013.
Depreciation and amortization (including goodwill impairment)
Customer Communications segment depreciation and amortization expense was $44.0 million and $107.4 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $63.4 million or 59.0% in 2013 as compared to 2012. Depreciation and amortization in 2012 included a goodwill impairment of the Customer Communications U.K. reporting unit in the amount of $60.8 million. Excluding the goodwill impairment, depreciation and amortization decreased $2.6 million in 2013 as compared to 2012. North America depreciation and amortization increased $0.1 million in 2013 as compared to 2012 and U.K. depreciation and amortization decreased $2.7 million in 2013 as compared to 2012, attributable to lower levels of assets due to closing certain operating locations in 2012.
Income from operations
Customer Communications segment income from operations was $51.0 million for the year ended December 31, 2013, an increase of $86.6 million compared to 2012. Customer Communications North America income from operations increased $4.7 million and the operating income from Customer Communications U.K. decreased $81.9 million. The increase in Customer Communications North America was from higher operating revenues due to new client volumes, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities. The increase in Customer Communications U.K. was primarily attributable to the goodwill impairment of $60.8 million in 2012 that did not recur. The increase in the U.K. was also attributable to lower employee compensation expenses resulting from reduced headcount and lower facility costs due to closing certain operating locations in 2012.
INVESTMENTS AND OTHER SEGMENT
The following tables present the financial results of the Investments and Other segment (in millions):

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating revenues	$56.8	$57.2	$58.9	$(0.4)	(0.7)%	$(1.7)	(2.9)%
Out-of-pocket reimbursements	0.2	0.1	0.3	0.1	100.0%	(0.2)	(66.7)%
Total revenues	57.0	57.3	59.2	(0.3)	(0.5)%	(1.9)	(3.2)%
Costs and expenses	35.8	30.0	47.9	5.8	19.3%	(17.9)	(37.4)%
Depreciation and amortization	8.2	17.5	19.6	(9.3)	(53.1)%	(2.1)	(10.7)%
Income (loss) from operations	$13.0	$9.8	$(8.3)	$3.2	32.7%	$18.1	(218.1)%

Operating margin	22.9%	17.1%	(14.1)%

Comparison of 2014 versus 2013 results
Revenues
Investments and Other segment total revenues, including out-of-pocket reimbursements, were $57.0 million and $57.3 million during the years ended December 31, 2014 and 2013, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to our other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $56.8 million and $57.2 million during the years ended December 31, 2014 and 2013, respectively. The decrease in operating revenues during 2014 as compared to 2013 was attributable to decreased rental activities as the result of selling real estate assets occupied by third parties.
Costs and expenses
Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment. Investments and Other segment costs and expenses were $35.8 million and $30.0 million during the years ended December 31, 2014 and 2013, respectively, an increase of $5.8 million in 2014 as compared to 2013 primarily related to a $4.2 million gain on the sale of real estate which reduced costs and expenses during 2013.
Depreciation and amortization
Investments and Other segment depreciation and amortization was $8.2 million and $17.5 million during the years ended December 31, 2014 and 2013, respectively. Depreciation and amortization decreased $9.3 million during 2014 as compared to 2013 primarily attributable to impairments related to non-operating real estate assets of $7.4 million recorded in 2013. The remaining decline in depreciation was due to the sale of certain properties during 2014.
Income from operations
Investments and Other segment had income from operations of $13.0 million and $9.8 million during the years ended December 31, 2014 and 2013, respectively. Income from operations increased $3.2 million during 2014 as compared to 2013, primarily from lower depreciation expenses partially offset by lower occupancy revenues and higher occupancy costs.
Comparison of 2013 versus 2012 results
Revenues
Investments and Other segment total revenues, including out-of-pocket reimbursements, were $57.3 million and $59.2 million during the years ended December 31, 2013 and 2012, respectively. Operating revenues (excluding out-of-pocket reimbursements) were $57.2 million and $58.9 million during the years ended December 31, 2013 and 2012, respectively. The decrease in operating revenues during 2013 as compared to 2012 was attributable to decreased rental activities associated with the sale of leased properties.
Costs and expenses
Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment; however, during 2012 a charitable contribution of State Street securities was made in the amount of $11.0 million. Investments and Other segment costs and expenses were $30.0 million and $47.9 million during the years ended December 31, 2013 and 2012, respectively. Excluding the 2012 charitable donation, costs and expenses decreased $6.9 million in 2013 as compared to 2012 primarily attributable to higher gains on the sale of real estate, lower occupancy costs and $1.8 million of leased facility abandonment charges in 2012 that did not recur.
Depreciation and amortization
Investments and Other segment depreciation and amortization was $17.5 million and $19.6 million during the years ended December 31, 2013 and 2012, respectively. Depreciation and amortization decreased $2.1 million during 2013 as compared to 2012 primarily due to impairments related to non-operating real estate assets of $7.4 million recorded in 2013 as compared to $9.0 million recorded in 2012. The remaining decline in depreciation was due to the sale of certain properties during 2012.
Income from operations
Investments and Other segment had income from operations of $9.8 million during the year ended December 31, 2013 and a loss from operations of $8.3 million during the year ended December 31, 2012. Income from operations increased $18.1 million during 2013 as compared to 2012, primarily from reduced leased facility abandonment costs, lower net real estate impairment charges, and the charitable contributions expense in 2012 that did not recur, partially offset by lower operating revenues as a result of the sale of certain leased properties.

LIQUIDITY AND CAPITAL RESOURCES
Company’s Assessment of Short-term and Long-term Liquidity
We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, are sufficient to meet our operating and debt service requirements and other current liabilities for at least the next 12 months. Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $475.5 million at December 31, 2014) and other assets, and that our longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.
At December 31, 2014, total cash and cash equivalents were $151.7 million, of which $33.5 million was held outside of the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our international subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. The repatriation of these earnings could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
At December 31, 2014, we had approximately $897.0 million of availability under our domestic revolving credit facilities. The only credit facilities with outstanding amounts as of December 31, 2014 that are scheduled to mature in 2015 are the Series A Senior Notes in the amount of $40.0 million which will mature on August 9, 2015 and the accounts receivable securitization program, which has $120.0 million outstanding at December 31, 2014 and matures on May 14, 2015. We intend to utilize funds from operations, investing activities and the existing syndicated line of credit, as necessary, to repay the Series A Senior Notes at maturity. We currently plan to renew the $150.0 million accounts receivable securities program in May 2015.
Sources and Uses of Cash
We had $151.7 million, $62.5 million and $88.3 million of cash and cash equivalents at December 31, 2014, 2013 and 2012, respectively. Our primary source of liquidity has historically been cash provided by operations. In addition, we have used returns on the sale of investments to fund other investing and financing activities. Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments. Information on our consolidated cash flows for the years ended December 31, 2014, 2013 and 2012 is presented in the Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.
Operating Activities
Cash flows provided by operating activities were $312.5 million during the year ended December 31, 2014. Operating cash flows during 2014 included net income of $593.3 million and $282.5 million of non-cash net gains, and $1.8 million cash dividends from unconsolidated affiliates resulting in net cash flows of $312.6 million. Cash provided from operating activities also included a $0.1 million use of cash resulting from changes in operating assets and liabilities. Significant changes in operating assets and liabilities include an $18.0 million use of cash to fund an increase in accounts receivable, a $16.0 million source of cash resulting from an increase in accounts payable and accrued liabilities, and a $23.2 million use of cash related to timing of tax payments.
Cash flows provided by operating activities were $395.2 million for the year ended December 31, 2013. Operating cash flows during 2013 resulted principally from net income of $352.6 million, adjustments for non-cash net gains of $74.3 million, and $129.4 million in dividends from unconsolidated affiliates (including a $125.0 million dividend received from BFDS) resulting in net cash flows of $407.7 million. Cash provided from operating activities also included a $12.5 million use of cash resulting from changes in operating assets and liabilities. The significant changes in operating assets and liabilities during 2013 included a decrease in accounts receivable of $15.8 million, a decrease in accounts payable and accrued liabilities of $20.7 million, and a decrease in income taxes payable of $12.8 million primarily due to timing of payments.
Cash flows provided by operating activities were $216.0 million for the year ended December 31, 2012. Operating cash flows during 2012 included $324.0 million of net income and $84.8 million of noncash net gains and $4.5 million cash dividends from unconsolidated affiliates resulting in net cash flows of $243.7 million. Cash provided from operating activities also included a $27.7 million use of cash resulting from changes in operating assets and liabilities. The significant operating assets and liabilities changes during 2012 included an increase in accounts receivable of $34.1 million due to timing of receipts, an increase in other assets of $24.3 million due to a prepayment for software services that will be used over multiple years, and a decrease in deferred revenues and gains of $33.7 million mostly attributable to the utilization of a $40.0 million prepayment from BFDS. Additionally, income taxes payable increased $56.0 million during 2012 primarily attributable to the timing of tax payments on investment sales.

We have had significant proceeds from the sale of investments during 2014, 2013 and 2012 which have been included within investing activities on the Statement of Cash Flows. The income taxes paid on the gains from these investment sales are required to be treated as an operating cash outflow. Income tax expense resulting from these investment sales will reduce operating cash flows in the period that taxes are paid. Income taxes paid related to gains on the sale of investments and other non-operating assets during the years ended December 31, 2014, 2013 and 2012 were $70.4 million, $73.5 million and $78.9 million, respectively.
Software Development and Maintenance
Our software development and maintenance efforts are focused on introducing new products and services as well as enhancing existing products and services. The following table summarizes software development, maintenance and enhancements to our proprietary systems and software products which are included in net income within cash flows from operations (in millions):

	Year Ended December 31,
	2014	2013	2012
Non-capitalizable software development and maintenance costs	$121.6	$123.7	$128.7
Amortization of capitalized software development costs	26.2	31.4	28.7
Investing Activities
Cash flows provided by investing activities were $304.7 million for the year ended December 31, 2014. The cash flows from investing activities during 2014 were primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $343.0 million, which includes $190.3 million of pretax proceeds from the sale of State Street stock. Additionally, in 2014 cash flows from investing activities increased due to proceeds received from sale of Global Solutions of $77.4 million and proceeds from sale of non-operating real estate of $32.6 million. These cash inflows were partially offset by capital expenditures of $113.4 million.
Cash flows provided by investing activities during 2013 of $310.1 million were primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $332.9 million, which includes $148.8 million of pretax proceeds from the sale of State Street stock. Additionally, in 2013 cash flows from investing activities increased $71.5 million due to lower restricted cash held for pharmacy processing client fund obligations. These cash inflows were partially offset by capital expenditures of $102.8 million.
Cash flows provided by investing activities were $177.7 million for the year ended December 31, 2012 primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $381.3 million, which includes $138.7 million of pretax proceeds from a privately-held investment and from the sale of Computershare, Euronet Worldwide and State Street stock. Offsetting these cash inflows were cash outflows of $126.9 million from higher restricted cash held for client fund obligations and capital expenditures of $98.0 million.
Capital Expenditures
The following table summarizes capital expenditures by segment (in millions):

	Year Ended December 31,
	2014	2013	2012
Financial Services segment	$70.2	$65.1	$49.9
Healthcare Services segment	10.1	10.8	9.9
Customer Communications segment	30.8	22.1	34.0
Investments and Other segment	2.3	4.8	4.2
	$113.4	$102.8	$98.0
During 2014, 2013 and 2012, we capitalized software development costs of $28.8 million, $28.4 million, and $30.9 million, respectively. Additionally, we used debt to acquire approximately $2.5 million and $8.9 million of equipment during 2013 and 2012, respectively. Capital expenditures using debt are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. We anticipate our 2015 capital expenditures to total approximately $120.0 million. The approximately $7.0 million anticipated increase in 2015 capital expenditures is primarily attributable to planned updates of the generator plant at our data center. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or through borrowings on our revolving credit facilities.

Financing Activities
Cash flows used in financing activities totaled $528.0 million, $731.1 million and $346.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Common Stock Issuances and Repurchases
We received cash proceeds of $13.0 million, $30.6 million and $61.9 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2014, 2013 and 2012, respectively. The value of shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase our stock or from the vesting of restricted shares are included in Common stock repurchased in the Consolidated Statement of Cash Flows.
On January 29, 2014, the Board of Directors of DST authorized a $250.0 million share repurchase plan. We repurchased 2.2 million shares of our common stock for $200.0 million during the year ended December 31, 2014, resulting in approximately $50.0 million remaining under our existing share repurchase plan. During January 2015, we spent $50.0 million to purchase 0.5 million shares which completed the existing share repurchase plan. Under previous share repurchase plans, we expended $252.6 million for approximately 3.4 million shares and $73.7 million for approximately 1.3 million shares during the years ended December 31, 2013 and 2012, respectively. On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions.
As of March 23, 2014, Argyros beneficially owned 9.2 million shares or approximately 22% of DST common shares. During March 2014, we entered into an agreement under which we agreed to a two-step process to assist Argyros with the disposition of a substantial portion of its common stock ownership in DST.  To implement Argyros’ disposition, we facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by Argyros.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, DST repurchased, and simultaneously retired, 2.4 million shares of our common stock from Argyros for $200.0 million.  In connection with this share repurchase, we recorded a non-cash gain of $18.1 million during the year ended December 31, 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.
Dividends
We paid cash dividends of $1.20, $1.20, and $0.80 per common share in 2014, 2013 and 2012, respectively. The total cash paid for dividends in 2014, 2013 and 2012 was $47.6 million, $51.8 million, and $36.0 million, respectively.
On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.30 per share on our common stock payable on March 13, 2015 to shareholders of record as of February 27, 2015. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by our Board of Directors.
Client Funds Obligations
Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. We had $399.6 million, $366.5 million and $442.7 million of client funds obligations at December 31, 2014, 2013 and 2012, respectively.
Debt Activity
During 2014, we had the following primary sources of debt financing: our syndicated revolving credit facility; subsidiary line of credit facilities; term loan credit facilities; accounts receivable securitization program; privately placed senior notes (the “Senior Notes”); and secured borrowings.  We have also utilized bridge loans as necessary to augment the above sources of debt financing. We had $552.9 million, $683.0 million and $1,011.6 million of debt outstanding at December 31, 2014, 2013 and 2012, respectively, a decrease of $130.1 million during 2014 and a decrease of $328.6 million during 2013.
The decrease in debt outstanding during 2014 was primarily from the repayment of the $125.0 million term loan credit facility in June 2014. Additionally in 2014, we renewed our accounts receivable securitization program resulting in a new maturity date of May 14, 2015 and on October 1, 2014, we replaced our existing revolving credit facility which had a scheduled maturity date of July 1, 2015. The new $850.0 million revolving credit facility has a maturity date of October 1, 2019.

The decrease in debt outstanding during 2013 was primarily from the repayment of the real estate credit agreement upon maturity in September 2013 ($101.7 million), the repayment of the promissory note with BFDS ($107.0 million) and the redemption for cash of all remaining Convertible debentures ($90.1 million).
Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. Our debt arrangements are described in Note 10 to the consolidated financial statements included in Item 8 of this report.
Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$552.9	$167.3	$112.4	$113.2	$160.0
Operating lease obligations	117.7	24.6	39.0	27.6	26.5
Software license agreements	88.4	32.3	53.5	2.6	—
Other	36.7	18.9	13.2	4.2	0.4
	$795.7	$243.1	$218.1	$147.6	$186.9
Interest obligations on our outstanding debt are not included in the table above. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon our consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.00% to 1.70% over Eurodollar and 0.00% to 0.70% over base rate, as defined. The Senior Notes have fixed interest rates and are comprised of $40.0 million of 4.19% Series A Senior Notes, $105.0 million of 4.86% Series B Senior Notes, $65.0 million of 5.06% Series C Senior Notes and $160.0 million of 5.42% Series D Senior Notes. In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.
We have liabilities for income tax uncertainties of $80.1 million at December 31, 2014. These obligations are classified as non-current on our Consolidated Balance Sheet as resolution of these matters is expected to take more than a year; however, the ultimate timing of resolution is uncertain.
Other Commercial Commitments
In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.  Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.8 million liability recorded associated with a performance guarantee on a franchise agreement, which were accrued at December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.
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
We believe that our guarantee arrangements will not have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described above and in Note 16 to the consolidated financial statements included in Item 8 of this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The operation of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates. Changes in interest rates and exchange rates have not materially impacted our consolidated financial position, results of operations or cash flows.
Available-for-sale equity price risk
Our investments in available-for-sale equity securities are subject to price risk. The fair value of our available-for-sale investments as of December 31, 2014 was approximately $475.5 million. The impact of a 10% change in fair value of these investments would be approximately $30.4 million to comprehensive income. Changes in equity values of our investments have had and could have a material effect on our comprehensive income (loss) and financial position.
Interest rate risk
We, and certain of our joint ventures, derive a certain amount of service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the year ended December 31, 2014, DST and BFDS had average daily cash balances of approximately $1.9 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS. We estimate that a 100 basis point change in interest earnings rate would equal approximately $6.7 million of net income (loss).
At December 31, 2014, we had $552.9 million of debt, of which $164.3 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR. We estimate that a 10% increase in interest rates would not have a significant impact to our consolidated pretax earnings or to the fair value of its debt.
The effect of changes in interest rates on our variable rate debt is mitigated by changes in interest rates attributable to balance earnings.
Foreign currency exchange rate risk
The operation of our subsidiaries in international markets results in our exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Our international subsidiaries use the local currency as the functional currency. We translate our assets and liabilities at year-end exchange rates and translate income and expense accounts at average rates during the year. Currency exchange rate fluctuations have not historically significantly affected our consolidated financial results.
At December 31, 2014, our international subsidiaries had approximately $337.8 million in total assets and for the year ended December 31, 2014, these international subsidiaries recorded net income of approximately $44.3 million. We estimate that a 10% change in exchange rates could change total consolidated assets by approximately $33.8 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income for 2014 by approximately $4.4 million.
We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $99.1 million at December 31, 2014. The fair value of the contracts that qualify for hedge accounting resulted in a liability of $0.2 million at December 31, 2014. We estimate that a 10% change in exchange rates would result in a $0.7 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $0.1 million at December 31, 2014. We estimate a 10% change in exchange rates on these contracts would result in a $4.6 million change to consolidated net income. Gains and losses on the derivative instruments are largely offset by changes in the underlying hedged items, resulting in a minimal impact on earnings.
Excluding the intercompany loans that have been hedged, we have approximately $44.0 million of unhedged intercompany loans as of December 31, 2014 with certain of our international subsidiaries that are expected to be repaid. We estimate that a 10% change in exchange rates on these unhedged intercompany loans would result in a $4.4 million change on net income.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Kansas City, Missouri
February 26, 2015

DST Systems, Inc. Consolidated Balance Sheet (dollars in millions, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$151.7	$62.5
Funds held on behalf of clients	356.2	316.3
Client funding receivable	43.4	50.2
Accounts receivable (includes related party receivables of $19.7 and $14.6)	349.6	343.4
Other assets	71.0	70.0
	971.9	842.4

Investments	656.6	881.3
Unconsolidated affiliates	298.7	288.1
Properties, net	403.6	445.2
Intangible assets, net	122.5	137.4
Goodwill	414.7	423.7
Other assets	74.9	72.4
Total assets	$2,942.9	$3,090.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$167.3	$283.6
Client funds obligations	399.6	366.5
Accounts payable	101.8	86.7
Accrued compensation and benefits	168.0	154.3
Deferred revenues and gains	53.9	71.6
Income taxes payable	17.6	—
Other liabilities	113.7	110.1
	1,021.9	1,072.8

Long-term debt	385.6	399.4
Income taxes payable	80.1	124.2
Deferred income taxes	186.4	255.4
Other liabilities	32.5	54.9
Total liabilities	1,706.5	1,906.7

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued	—	—
Common stock, $0.01 par, 400 million shares authorized, 50.0 million shares and 95.3 million shares issued, respectively	0.5	1.0
Additional paid-in capital	114.4	187.3
Retained earnings	1,682.9	3,777.7
Treasury stock, at cost	(748.3)	(3,090.4)
Accumulated other comprehensive income	186.9	308.2
Total stockholders’ equity	1,236.4	1,183.8
Total liabilities and stockholders’ equity	$2,942.9	$3,090.5
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Income (in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$2,042.0	$1,960.6	$1,892.4
Out-of-pocket reimbursements	707.3	698.0	684.2
Total revenues (includes related party revenues of $195.3, $200.7 and $201.8)	2,749.3	2,658.6	2,576.6

Costs and expenses	2,309.4	2,202.1	2,202.9
Depreciation and amortization (including goodwill impairment)	131.0	143.3	216.4
Income from operations	308.9	313.2	157.3

Interest expense	(26.6)	(34.5)	(43.5)
Gain on sale of business	100.5	—	—
Other income, net	373.5	243.2	373.5
Equity in earnings of unconsolidated affiliates	35.4	23.0	32.2
Income before income taxes	791.7	544.9	519.5

Income taxes	198.4	192.3	195.5
Net income	$593.3	$352.6	$324.0

Weighted average common shares outstanding	40.0	43.2	44.9
Weighted average diluted shares outstanding	40.5	44.1	45.8

Basic earnings per share	$14.82	$8.15	$7.22
Diluted earnings per share	$14.66	$8.00	$7.08

Cash dividends per share of common stock	$1.20	$1.20	$0.80
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Comprehensive Income (in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$593.3	$352.6	$324.0

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available for sale securities	(93.6)	47.1	(10.4)
Unrealized gains on cash flow hedges	0.2	0.9	1.1
Foreign currency translation adjustments	(27.9)	3.4	(11.7)
Other comprehensive income (loss)	(121.3)	51.4	(21.0)

Comprehensive income	$472.0	$404.0	$303.0
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Changes in Equity (in millions)

	Common Stock					Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Non- Controlling Interest	Total Equity
December 31, 2011	44.1	$1.0	$246.0	$3,191.3	$(2,896.1)	$277.8	$15.7	$835.7
Comprehensive income:
Net income	—	—	—	324.0	—	—	—	324.0
Other comprehensive income (loss)	—	—	—	—	—	(21.0)	—	(21.0)
Dividends	—	—	1.6	(37.6)	—	—	—	(36.0)
Amortization of share based compensation	—	—	25.5	—	—	—	—	25.5
Issuance of common stock	2.0	—	(37.1)	—	110.5	—	—	73.4
Repurchase of common stock	(1.8)	—	—	—	(104.5)	—	—	(104.5)
Exchange of non-controlling interest	—	—	(2.0)	—	—	—	(15.7)	(17.7)
Other	—	—	0.3	—	—	—	—	0.3
December 31, 2012	44.3	1.0	234.3	3,477.7	(2,890.1)	256.8	—	1,079.7
Comprehensive income:
Net income	—	—	—	352.6	—	—	—	352.6
Other comprehensive income (loss)	—	—	—	—	—	51.4	—	51.4
Dividends	—	—	0.8	(52.6)	—	—	—	(51.8)
Amortization of share based compensation	—	—	16.9	—	—	—	—	16.9
Issuance of common stock	1.3	—	(34.2)	—	76.1	—	—	41.9
Repurchase of common stock	(3.8)	—	—	—	(276.4)	—	—	(276.4)
Convertible debenture premium	—	—	(30.9)	—	—	—	—	(30.9)
Other	—	—	0.4	—	—	—	—	0.4
December 31, 2013	41.8	1.0	187.3	3,777.7	(3,090.4)	308.2	—	1,183.8
Comprehensive income:
Net income	—	—	—	593.3	—	—	—	593.3
Other comprehensive income (loss)	—	—	—	—	—	(121.3)	—	(121.3)
Dividends	—	—	0.7	(48.3)	—	—	—	(47.6)
Amortization of share based compensation	—	—	21.0	—	—	—	—	21.0
Issuance of common stock	0.5	—	(8.0)	—	28.0	—	—	20.0
Repurchase of common stock	(4.7)	—	—	—	(424.5)	—	—	(424.5)
Retirement of treasury stock	—	(0.5)	(98.3)	(2,639.8)	2,738.6	—	—	—
Other	—	—	11.7	—	—	—	—	11.7
December 31, 2014	37.6	$0.5	$114.4	$1,682.9	$(748.3)	$186.9	$—	$1,236.4
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Cash Flows (in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows—operating activities:
Net income	$593.3	$352.6	$324.0
Depreciation and amortization (including goodwill impairment)	131.0	143.3	216.4
Net gains on investments	(281.8)	(195.2)	(280.7)
Gains on sale of properties and businesses	(101.6)	(5.4)	(2.8)
Amortization of share-based compensation	21.0	16.9	25.5
Equity in earnings of unconsolidated affiliates	(35.4)	(23.0)	(32.2)
Cash dividends from unconsolidated affiliates	1.8	129.4	4.5
Gain on contract to repurchase common stock	(18.1)	—	—
Deferred income taxes	2.4	(10.9)	(11.0)
Changes in accounts receivable	(18.0)	15.8	(34.1)
Changes in other assets	2.6	(7.9)	(24.3)
Changes in client funds obligations	(6.9)	6.4	1.2
Changes in client funding receivable	6.9	(6.4)	(1.2)
Changes in accounts payable and accrued liabilities	16.0	(20.7)	(14.5)
Changes in income taxes payable	(23.2)	(12.8)	56.0
Changes in deferred revenues and gains	(1.9)	4.1	(33.7)
Changes in accrued compensation and benefits	10.2	6.3	16.5
Other, net	14.2	2.7	6.4
Net cash provided from operating activities	312.5	395.2	216.0
Cash flows—investing activities:
Capital expenditures	(113.4)	(102.8)	(98.0)
Investments in securities	(76.4)	(105.5)	(302.5)
Proceeds from sale / maturities of investments	419.4	438.4	683.8
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	(44.9)	71.5	(126.9)
Proceeds from sale of properties	32.6	14.0	15.7
Proceeds from sale of business, net of $8.1 million of cash and cash equivalents sold	77.4	—	—
Other	10.0	(5.5)	5.6
Net cash provided from investing activities	304.7	310.1	177.7
Cash flows—financing activities:
Proceeds from issuance of common stock	13.0	30.6	61.9
Principal payments on debt	(133.5)	(126.5)	(19.5)
Repurchases of convertible debentures	—	(122.8)	—
Net proceeds (repayments) - accounts receivable securitization program	(30.0)	15.0	—
Net increase (decrease) in client funds obligations	39.9	(82.6)	126.2
Payment for acquisition of non-controlling interest	—	—	(17.7)
Net borrowings (repayments) on revolving credit facilities	33.9	(127.7)	(361.6)
Common stock repurchased	(406.4)	(276.4)	(104.5)
Payment of cash dividends	(47.6)	(51.8)	(36.0)
Excess tax benefits from share based compensation	6.1	11.4	5.5
Other	(3.4)	(0.3)	(0.6)
Net cash used for financing activities	(528.0)	(731.1)	(346.3)

Net increase (decrease) in cash and cash equivalents	89.2	(25.8)	47.4
Cash and cash equivalents, beginning of year	62.5	88.3	40.9
Cash and cash equivalents, end of year	$151.7	$62.5	$88.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements

1. Description of Business
DST Systems, Inc. (“we”, “our”, “us”, the “Company” or “DST”) uses proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, and healthcare markets. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solutions offerings.
We manage our business through our three operating segments, Financial Services, Healthcare Services, and Customer Communications. Investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into the Investments and Other segment.
2. Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation.
We consolidate any entity in which we have a controlling financial interest. Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity’s voting interests) consolidates the entity. Under the variable interest entity (“VIE”) model, the party that has the power to direct the entity’s most significant economic activities and the ability to participate in the entity’s economics consolidates the entity. An entity is considered a VIE if it possesses one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity’s residual economics; and 5) the entity was established with non-substantive voting interests.
We have the following significant operating joint ventures: Boston Financial Data Services, Inc. (“BFDS”); International Financial Data Services, U.K. (“IFDS U.K.”); and International Financial Data Services, L.P. (“IFDS L.P.”). We do not have a controlling financial interest in these entities and therefore account for the operating results of these operating joint ventures using the equity method of accounting.
We are the lessee in a series of operating leases covering a large portion of our Kansas City, Missouri-based leased office facilities. The lessors are generally joint ventures (in which we have a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Our analysis of our real estate joint ventures for all periods presented indicate that none qualified as a VIE and, accordingly, they have not been consolidated.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
Revenue recognition
We recognize revenue when it is realized or realizable and it is earned. The majority of our revenues are derived from computer processing and services and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. We generally do not have payment terms from customers that extend beyond one year. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized. Allowances for billing adjustments are recorded as reductions in revenues and doubtful account expense is recorded within Costs and expenses. The annual amounts for these items are immaterial to our consolidated financial statements.
We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is reasonably assured.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

If there is a customer-specific acceptance provision in a contract or if there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.
Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item or from third-party evidence (“TPE”) such as how competitors have priced similar items. If such evidence is unavailable, we use our best estimate of the selling price (“BESP”), which includes various internal factors such as our pricing strategy and market factors.
Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. We recognize revenues for maintenance services ratably over the contract term, after collectibility has been reasonably assured.
Reimbursements received for “out-of-pocket” (“OOP”) expenses, such as postage and telecommunications charges, are recorded as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, they have minimal impact on income from operations and net income. For each segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.
Costs and expenses
Costs and expenses include all costs, excluding depreciation and amortization, incurred to produce revenues. We believe that the nature of our business as well as our organizational structure, in which virtually all officers and associates have operational responsibilities, does not allow for a meaningful segregation of selling, general and administrative costs. These costs, which we believe to be immaterial, are also included in costs and expenses. Substantially all depreciation and amortization is directly associated with the production of revenues.
Cash equivalents
Short-term liquid investments with original maturities of 90 days or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.
Client funds/obligations
Funds held on behalf of clients
In connection with providing data processing services for our clients, we may hold client funds on behalf of transfer agency clients and pharmacy processing clients. End-of-day available client bank balances for full service mutual fund transfer agency clients are invested overnight. Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. Funds received from clients for the payment of pharmacy claims incurred by its members are invested until the claim payments are presented to the bank. These amounts are included in funds held on behalf of clients in the Consolidated Balance Sheet and represent assets that are restricted for use.
Client funding receivable
Client funding receivables represent amounts due to us for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.
Client funds obligations
Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.
We have reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

gross basis in the investing section of the Consolidated Statement of Cash Flows. We have reported the cash inflows and outflows related to client fund investments on a net basis within net (increase) decrease in restricted cash and cash equivalents held to satisfy clients fund obligations in the investing section of the Consolidated Statement of Cash Flows. We have reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.
Inventories
Inventories are comprised primarily of paper and envelope stocks. Inventories are stated at the lower of cost or market. Cost for substantially all of our inventories is determined on an average cost basis.
Investments
The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where we are the limited partner) in which we have significant influence but do not control. Under the equity method, we recognize income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of our investment and advances to the unconsolidated affiliate.
The cost method of accounting is used for these investments when we have a de-minimus ownership percentage and do not have significant influence. Our cost method investments are held at the lower of cost or market.
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
Property and equipment
Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Technology equipment, furniture, fixtures and other equipment are depreciated using accelerated methods over the estimated useful lives, principally three to five years. Software is depreciated using the straight-line method over the estimated useful lives, generally three to five years. We depreciate large printing and inserting equipment used by the Customer Communications segment using accelerated methods over a five to seven year life. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. We review, on a quarterly basis, our property and equipment for possible impairment.
Purchased software is recorded at cost and is amortized over the estimated economic life, which is generally three to five years. We capitalize costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements, after the preliminary project phase has been completed and management has committed to funding the project. These costs are amortized on a straight-line basis, depending on the nature of the project, generally over a three to five year period. We review, on a quarterly basis, our capitalized software for possible impairment.
Development costs for software that will be sold or licensed to third parties, prior to the achievement of technological feasibility, are expensed as incurred. We capitalize software development costs for software that will be sold or licensed to third parties which are incurred after the products reach technological feasibility but prior to the general release of the product to customers. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year’s gross revenues to current and anticipated future gross revenues or the amount computed by the straight-line method over the estimated useful life of the product, which is generally three to five years. We evaluate the net realizable value of capitalized software development costs on a product-by-product basis.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill and intangible assets
We have recorded goodwill and intangible assets in connection with various acquisitions of businesses. Intangible assets at December 31, 2014 and 2013 primarily represent customer relationships and other definite lived intangible assets (trade names, non-compete agreements, etc.) acquired. The estimated useful life on these intangible assets ranges from 5 to 17 years. The weighted average amortization period at December 31, 2014 for customer relationships and other intangible assets is 14.2 and 8.9 years, respectively.
We assess the impairment of goodwill at least annually (as of October 1) and assess identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.
Our assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. Our 2014 and 2013 annual goodwill impairment tests determined that the estimated fair value of each of our reporting units substantially exceeds the carrying value of the reporting units. During 2012, the goodwill held at the Customer Communications U.K. reporting unit was impaired as further described in Note 9 of these financial statements. The fair value of the reporting units was estimated using the present value of expected future cash flows.
Income taxes
We recognize the amount of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and differences between the income tax and financial accounting statement bases of assets and liabilities and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.
From time to time, we enter into transactions for which the tax treatment under the Internal Revenue Code or applicable state tax laws is uncertain. We provide federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with accounting guidance for income tax uncertainties. We record income tax uncertainties that are estimated to take more than 12 months to resolve as non-current. Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.
Foreign currency translation
Our international subsidiaries use the local currency as the functional currency. We translate our assets and liabilities at period-end exchange rates. Income and expense accounts are translated at average rates during the period.
Earnings per share
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year. See Note 13 for additional details regarding our earnings per share computation.
Derivative and hedging activities
We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. From time to time, we utilize derivatives to manage interest rate and foreign currency risks. We do not enter into derivative arrangements for speculative purposes. At December 31, 2014 and 2013, we had derivative instruments outstanding which are described in Note 11 of these financial statements.
Comprehensive income
Our comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities, our proportional share of unconsolidated affiliates’ other comprehensive income (limited by the carrying value of the investment), unrealized gains or losses on our cash flow hedges and foreign currency translation adjustments, which are presented in the Consolidated Statement of Comprehensive Income net of tax, and reclassifications to earnings.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Share-based compensation
We have share-based compensation plans covering our employees and our non-employee directors and have outstanding share awards (primarily in the form of stock options, restricted stock, restricted stock units and performance stock units) under each of these plans. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards offset by estimates of compensation costs related to awards that are not expected to vest. For share-based awards granted, we expense the grant date fair value of these awards using the straight-line method over the service period. Amortization for the grant date fair value of share-based awards containing both service and performance features depends on our judgments on whether the performance conditions will be achieved.
Out-of-period adjustment
During 2014, in connection with the preparation of the Federal tax return for the year ended December 31, 2013, we determined that a portion of the deferred tax liability associated with the interest deduction on the convertible debentures, which were redeemed during 2013, should have been recorded as additional paid-in capital rather than a current liability within the Consolidated Balance Sheet at December 31, 2013. To correct the error, the reclassification of $11.6 million from other current liabilities to additional paid-in capital has been reflected within the Consolidated Balance Sheet as of December 31, 2014. Based on our evaluation of all relevant quantitative and qualitative factors related to this adjustment, we concluded that the adjustment was not material to either the December 31, 2014 or 2013 Consolidated Balance Sheet. The adjustment had no impact on income, expenses or cash flows.
New authoritative accounting guidance
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The new consolidation guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The guidance is effective for us for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers.” This standard will replace the existing accounting standard for revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. Early application of this standard is not permitted. This standard permits two transition approaches, either the retrospective transition method or the cumulative effect transition method. We are currently evaluating the standard, including which transition approach will be applied and the impact it will have on the consolidated financial statements.
In April 2014, the FASB issued an accounting standard update, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations and modifies the disclosure requirements. This standard is effective prospectively for annual and interim periods after December 15, 2014. Early adoption of the standard is permitted for disposals that have not been reported in financial statements previously issued. We elected to early adopt this standard beginning in the third quarter 2014. The adoption of this standard did not have a significant impact on the consolidated financial statements.
In July 2013, the FASB issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard was effective prospectively for annual and interim periods beginning after December 15, 2013. The adoption of this guidance did not have a significant effect on the consolidated financial statements.
In March 2013, the FASB issued an accounting standard update, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This standard requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of a sale of an equity-method investment that is a foreign entity. This standard was effective prospectively beginning January 1, 2014. The adoption of this standard did not have a significant impact on the consolidated financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

3. Significant Business Transactions and Events
Sale of Business
As part of our ongoing strategy evaluation, it was determined that DST Global Solutions Ltd. (“Global Solutions”), a wholly-owned subsidiary which provides investment management software applications, implementation and other professional services, was no longer a key component of DST’s long-term strategic plan. This change in strategy will not have a major effect on our operations or financial results. On November 30, 2014, we sold Global Solutions for cash consideration of $95.0 million, subject to customary working capital post-closing adjustments. Of the $95.0 million in proceeds received, $9.5 million is restricted for a period of eighteen months from the transaction, for purposes of payment of potential obligations that may arise based upon the terms and conditions of the sale agreement. The remaining proceeds received from the sale will be utilized in our overall capital plan. Operating revenue generated from the Global Solutions businesses sold was approximately $61.4 million, $71.3 million and $76.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating income generated from the Global Solutions businesses sold was approximately $6.9 million, $10.0 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We recorded a pretax gain of $100.5 million on the sale of the business during 2014. Our pretax gain exceeded our sale proceeds primarily from the reclassification of cumulative translation adjustments due to the substantial liquidation of certain foreign entities, partially offset by transaction costs. The carrying value of the entities sold was minimal.
Restructuring Initiative
As a result of market changes which have impacted our service offerings to clients, including lower registered account processing, during 2014 we implemented a restructuring initiative to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services and Customer Communications segments.
During the year ended December 31, 2014, we incurred $12.7 million of pretax charges related to employee and lease termination costs related to these restructuring initiatives. The costs incurred within the Financial Services segment of $8.5 million were comprised of employee termination costs of $8.3 million and $0.2 million of lease termination costs. The costs incurred within the Customer Communications segment were $4.2 million, comprised of employee termination costs of $1.6 million and $2.6 million of lease termination costs. These expenses have been included in Costs and expenses in the Consolidated Statement of Income. As of December 31, 2014, we had a remaining liability of $6.4 million associated with these restructuring activities.
4. Client Funds/Obligations
We had $356.2 million and $316.3 million of funds held on behalf of clients at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, we received $5.0 million, $20.2 million and $145.3 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during the years ended December 31, 2014, 2013 and 2012.
5. Investments
Investments are as follows (in millions):

	Carrying Value
	December 31, 2014	December 31, 2013
Available-for-sale securities:
State Street Corporation	$350.7	$515.5
Other available-for-sale securities	124.8	138.5
	475.5	654.0
Other:
Trading securities	25.1	44.3
Cost method, private equity and other investments	156.0	183.0
	181.1	227.3
Total investments	$656.6	$881.3

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Certain information related to our available-for-sale securities is as follows (in millions):

	December 31,
	2014	2013
Book cost basis	$140.2	$166.9
Gross unrealized gains	336.6	487.5
Gross unrealized losses	(1.3)	(0.4)
Market value	$475.5	$654.0
At December 31, 2014 and 2013, our carrying value of available-for-sale investments was $475.5 million and $654.0 million, respectively, the majority of which is from the ownership of 4.5 million shares of State Street Corporation (“State Street”) as of December 31, 2014. State Street is a financial services corporation that provides investment servicing and investment management services and products to institutional investors. The aggregate market value of our investments in available-for-sale securities, including State Street’s common stock, presented above was based on the closing price on the New York Stock Exchange at the respective year end. Deferred tax liabilities associated with the available-for-sale investments were approximately $138.9 million and $205.0 million at December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014, 2013 and 2012, we received $278.9 million, $334.4 million and $375.8 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $184.0 million, $195.3 million and $151.7 million and gross realized losses of $2.6 million, $2.3 million and $3.6 million, were recorded in 2014, 2013 and 2012, respectively, from available-for-sale securities. In addition, we recorded losses on available-for-sale securities of $2.3 million, $1.4 million and $2.4 million related to other-than-temporary investment impairments for the years ended December 31, 2014, 2013 and 2012, respectively. These gains and losses are included as a component of other income, net in the Consolidated Statement of Income.
The following table summarizes the fair value and gross unrealized losses of our investments by the length of time that the securities have been in a continuous loss position, at December 31, 2014 and 2013 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2014
Common Stock	$17.1	$1.3	$—	$—	$17.1	$1.3

December 31, 2013
Common Stock	$5.9	$0.4	$—	$—	$5.9	$0.4
We are a limited partner in various private equity funds. At December 31, 2014 and 2013, our carrying value of these private equity fund investments was approximately $141.4 million and $167.3 million, respectively. At December 31, 2014, we had future capital commitments related to these private equity fund investments of approximately $6.1 million. Additionally, we have other investments with a carrying value of $14.6 million and $15.7 million at December 31, 2014 and 2013, respectively.
In 2014, we received a $33.2 million cash dividend from a cost method investment in a privately-held company. Following receipt of the dividend, we sold our remaining interest in the privately-held company, resulting in pre-tax cash proceeds and a related gain of $103.6 million. In 2012, we received cash dividends of $48.4 million and cash proceeds of $138.7 million on the sale of a portion of our shares in a cost method investment in a privately-held company, resulting in realized gains of $187.1 million.
We record lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2014, 2013 and 2012, we recorded $2.2 million, $0.6 million and $8.3 million, respectively, of impairments on cost method investments related to adverse market conditions or poor performance of the underlying investment.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

6. Unconsolidated Affiliates
Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	2014 Ownership Percentage	December 31, 2014	December 31, 2013
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$77.6	$72.5
International Financial Data Services (U.K. and L.P.)	50%	186.0	179.0
Other unconsolidated affiliates		35.1	36.6
Total		$298.7	$288.1
BFDS is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company’s proprietary applications and customer communications capabilities with the marketing and custodial capabilities of State Street to provide BPO and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contribution plans using DST’s proprietary software. In terms of operating revenues, BFDS was the second largest customer of the Financial Services Segment during 2014, 2013 and 2012. During the year ended December 31, 2013, we received a $125.0 million dividend from BFDS which resulted in a reduction of the carrying value of our investment.
IFDS U.K. and IFDS L.P., collectively referred to as “IFDS”, are joint ventures of the Company and State Street. IFDS U.K. provides processing for U.K. unit trusts and related products on a BPO, SaaS and shared services basis. IFDS L.P., through its wholly-owned subsidiaries, provides shareowner accounting and recordkeeping to international markets, primarily Canada, Ireland and Luxembourg. In terms of operating revenues, IFDS was the fourth largest customer of the Financial Services Segment during the year ended December 31, 2014.
We own 50% of Pershing Road Development Company, LLC, a limited special purpose real estate joint venture. The real estate joint venture leases approximately 1.1 million square feet of office space to the U.S. government. This entity is included with other unconsolidated affiliates (primarily real-estate joint ventures).
Equity in earnings of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Boston Financial Data Services, Inc.	$5.1	$8.2	$10.2
International Financial Data Services (U.K. and L.P.)	19.1	9.7	21.9
Other unconsolidated affiliates	11.2	5.1	0.1
Total	$35.4	$23.0	$32.2
Certain condensed financial information of our unconsolidated affiliates is presented below (in millions):

	Year Ended December 31,
Income Statement Data:	2014	2013	2012
Revenues	$1,247.3	$1,053.4	$908.1
Costs and expenses	1,188.2	1,008.1	846.1
Net income	59.1	45.3	62.0

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
Balance Sheet Data:	2014	2013
Current assets	$426.5	$461.0
Noncurrent assets	736.0	661.3
Current liabilities	234.3	203.3
Noncurrent liabilities	405.1	419.0
Partners’ and stockholders’ equity	523.1	500.0
The following tables summarize related party transactions and balances outstanding with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2014	2013	2012
Operating revenues from unconsolidated affiliates	$166.6	$170.5	$171.5
Amounts paid to unconsolidated affiliates for products, services and leases	23.8	22.1	21.5
Distributions received from unconsolidated affiliates	12.6	137.3	6.4

	December 31,
	2014	2013
Advances to unconsolidated affiliates	$8.5	$10.2
Trade accounts receivable from unconsolidated affiliates	19.7	14.6
Total amounts receivable from unconsolidated affiliates	$28.2	$24.8

Amounts payable to unconsolidated affiliates*	$3.8	$2.9
_______________________________________________________________________

*	Excludes amounts owed under or activity related to the BFDS installment loan. See additional discussion of installment loan within Note 10 of these financial statements.
Goodwill and other intangible assets recorded in connection with the acquisition of an unconsolidated affiliate are classified as part of our investments in unconsolidated affiliates and represent the difference between our carrying value of the unconsolidated affiliate and our pro-rata share of the unconsolidated affiliates’ net tangible assets. For December 31, 2014 and 2013 goodwill and intangible assets (net of accumulated depreciation) were $0.4 million and $3.1 million, respectively.
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
As of December 31, 2014 and 2013, we held certain investment assets and liabilities that are required to be measured at fair value on a recurring basis. These investment assets include money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, has been classified as Level 1 in the tables below. In addition, we have investments in available-for-sale fixed income securities, pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the available-for-sale fixed income securities and derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Fair value for investments in pooled funds is determined using net asset value. Accordingly, our investments in available-for-sale fixed income securities, pooled funds and derivative instruments have been classified as Level 2 in the tables below.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$141.0	$141.0	$—	$—
Equity securities (2)	500.6	500.6	—	—
Investments in pooled funds (2)	5.6	—	5.6	—
Deferred compensation liabilities (3)	(25.1)	(25.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$621.6	$616.5	$5.1	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$170.5	$170.5	$—	$—
Equity securities (2)	698.0	698.0	—	—
Investments in pooled funds (2)	12.4	—	12.4	—
Fixed income securities (2)	0.3	—	0.3	—
Deferred compensation liabilities (3)	(44.3)	(44.3)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$836.1	$824.2	$11.9	$—
_______________________________________________________________________

(1) Included in Cash and cash equivalents and Funds held on behalf of clients on our Consolidated Balance Sheet.
(2) Included in Investments on our Consolidated Balance Sheet.
(3) Included in Other liabilities on our Consolidated Balance Sheet.
At December 31, 2014 and 2013, one of our unconsolidated affiliates had an interest rate swap with a fair market value liability of $50.2 million and $45.5 million, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which we control, and accordingly excludes items held by unconsolidated affiliates.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

8. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in millions):

	December 31,
	2014	2013
Land	$58.1	$68.6
Buildings	309.2	339.0
Technology equipment	208.3	209.9
Software	485.0	556.9
Furniture, fixtures and other equipment	450.6	441.3
Leasehold improvements	96.4	94.9
Construction-in-progress	31.8	28.9
	1,639.4	1,739.5
Less accumulated depreciation and amortization	1,235.8	1,294.3
Properties, net	$403.6	$445.2
At both December 31, 2014 and 2013, there was approximately $11.8 million of assets under capital lease, net of accumulated depreciation of $9.2 million and $7.6 million, respectively, included in the above table. Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $114.9 million, $127.3 million and $139.1 million, respectively.
In December 2014, we entered into a transaction related to certain assets at the Winchester Data Center in which we purchased industrial revenue bonds from a municipality and concurrently entered into an arrangement with that municipality, whereby legal title to these assets transferred to that municipality. Under this arrangement, we are eligible to receive certain tax incentives related to economic development.  The legal title to these assets will revert back to us upon retirement or cancellation of the applicable bonds, which is within our sole control. These fixed assets are still recognized in the consolidated balance sheet as all risks and benefits remain with us.
Included in software is $55.9 million of proprietary software acquired in business combinations. At December 31, 2014 and 2013, the net book value of this acquired software was $17.9 million and $24.2 million, respectively.
The following table summarizes software development and maintenance costs for our proprietary systems and software products (in millions):

	Year Ended December 31,
	2014	2013	2012
Capitalized software development costs	$28.8	$28.4	$30.9
Amortization of capitalized software development costs	26.2	31.4	28.7
Non-capitalizable software development and maintenance costs	121.6	123.7	128.7
Non-capitalizable software development and maintenance costs are included in costs and expenses and the amortization of capitalized software development costs are included in depreciation and amortization expense in the Consolidated Statement of Income.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

9. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes intangible assets (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$165.0	$57.8	$165.0	$46.1
Other	29.9	14.6	29.9	11.4
Total	$194.9	$72.4	$194.9	$57.5
Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $14.9 million, $15.3 million and $15.8 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2014 is estimated to be (in millions):

2015	$14.4
2016	14.1
2017	14.0
2018	13.8
2019	13.1
Thereafter	53.1
Total	$122.5
Goodwill
The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, by segment (in millions):

	December 31, 2013	Acquisitions	Impairments	Other	December 31, 2014
Financial Services	$235.6	$—	$—	$(7.9)	$227.7
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	33.1	—	—	(1.1)	32.0
Total	$423.7	$—	$—	$(9.0)	$414.7

	December 31, 2012	Acquisitions	Impairments	Other	December 31, 2013
Financial Services	$232.6	$—	$—	$3.0	$235.6
Healthcare Services	156.4	—	—	(1.4)	155.0
Customer Communications	33.1	—	—	—	33.1
Total	$422.1	$—	$—	$1.6	$423.7
We test goodwill for impairment on an annual basis as of October 1 and at other times if a significant change in circumstances indicates it is more likely than not that the fair value of these assets has been reduced. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Our 2014 annual goodwill impairment test determined that the estimated fair value of each of our reporting units substantially exceeds the carrying value of the reporting units. In connection with the sale of Global Solutions on November 30, 2014, $7.4 million of the goodwill within the Financial Services segment was allocated to the business sold and therefore removed along with the other net assets of the business sold.
During 2012, the decreased demand resulting from economic conditions in the U.K. economy negatively impacted production volumes and operating revenues in the U.K. As a result, during the fourth quarter of 2012, we adjusted our future outlook and related strategy with respect to the Customer Communications U.K. operations which resulted in a reduction in future expected

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

cash flows. Based upon these revised future cash flow projections, the 2012 goodwill impairment test indicated that the Customer Communications U.K. reporting unit’s carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash goodwill impairment charge of $60.8 million in the Customer Communications Segment during 2012. No tax benefit was recognized for this impairment charge. The remaining goodwill in the Customer Communications U.K. reporting unit at December 31, 2014 and 2013 was $6.5 million and $7.6 million, respectively.
10. Debt
The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2014	2013
Accounts receivable securitization program	$120.0	$150.0
Term loan credit facility	—	125.0
Revolving credit facilities	44.3	10.4
Senior notes	370.0	370.0
Related party credit agreements	3.7	5.8
Other indebtedness	14.9	21.8
	552.9	683.0
Less current portion of debt	167.3	283.6
Long-term debt	$385.6	$399.4
Accounts receivable securitization program
We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank. The maximum amount that can be outstanding under this program is $150.0 million. In May 2014, we renewed our accounts receivable securitization program. The facility matures on May 14, 2015, unless renewed.
Under the terms of the accounts receivable securitization program, (a) we periodically acquire accounts receivable originated by certain of our domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the “Subsidiary Originators”), (b) we transfer receivables originated by us and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the “SPE”), and (c) the SPE then sells undivided interests in the receivables to the bank. We retain servicing responsibility over the receivables. The program contains customary restrictive covenants as well as customary events of default.
We have continuing involvement with the transferred assets because we maintain servicing responsibilities for the accounts receivable assets included in the accounts receivable securitization program. Accounts receivable assets transferred from us to our wholly-owned, bankruptcy remote special purpose subsidiary contain restrictions because they are not available to satisfy the creditors of any other person, including DST or any of our subsidiaries or affiliates. Further, neither we nor the SPE guarantees collectibility of the receivables or the creditworthiness of obligors. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Consolidated Balance Sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. We believe increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.
The outstanding amount under the program was $120.0 million and $150.0 million at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012 total proceeds from the accounts receivable securitization program were approximately $1,024.7 million, $1,005.2 million and $917.4 million, respectively, and total repayments were approximately $1,054.7 million, $990.2 million and $917.4 million, respectively, which comprise the net cash flow in the financing section of the Consolidated Statement of Cash Flows.
Aggregate transfers of undivided interests in the receivables from the SPE to the bank were $1,758.3 million and $1,727.0 million for the years ended December 31, 2014 and 2013, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program are included in interest expense on the Consolidated Statement of Income. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on LIBOR plus an applicable margin.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Term loan credit facility
On October 28, 2011, we entered into a $125.0 million unsecured term loan credit facility with a bank. The interest rates applicable to loans under the credit facility were generally based on LIBOR or prime rates plus applicable margins as defined in the facility. We repaid and terminated the term loan credit facility in June 2014.
Revolving credit facilities
On October 1, 2014, we entered into a new syndicated revolving line of credit facility that replaced our previous $630.0 million facility which had a maturity date of July 1, 2015. The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $850.0 million. The interest rates applicable to loans under the new credit agreement are generally based on Eurodollar, Federal Funds or prime rates plus applicable margins as defined in the agreement. The syndicated revolving line of credit facility contains grid schedules that adjust borrowing costs up or down based upon our consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.00% to 1.70% over Eurodollar and 0.00% to 0.70% over base rate, as defined. Additionally, an annual facility fee of 0.125% to 0.30% is required on this syndicated revolving line of credit. Among other provisions, the credit agreement requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new syndicated revolving line of credit facility is October 1, 2019. Amounts borrowed on the syndicated revolving line of credit facilities were $44.3 million and $10.4 million at December 31, 2014 and 2013, respectively.
We also maintain a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2014 and 2013. This facility is collateralized by the underlying marketable securities. We have an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on the bank’s Prime rate. During 2014, we entered into another $10.0 million unsecured, revolving line of credit which matures on October 29, 2015. Interest on this line of credit is at variable rates based on LIBOR plus 1.5% per annum. There were no borrowings under this new facility at December 31, 2014. During 2014, we terminated an overdraft credit facility that provided for borrowings of up to $8.2 million, denominated in British Pounds, at variable rates of interest based on the bank’s base rate plus 1.5% per annum. During the years ended December 31, 2014, 2013 and 2012, total proceeds from our revolving credit facilities were approximately $929.8 million, $1,032.3 million and $792.3 million, respectively, and total repayments were approximately $895.9 million, $1,160.0 million and $1,153.9 million respectively, which comprise the net cash flows presented within the financing section of the Consolidated Statement of Cash Flows.
Senior notes
During 2010, we issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the “Senior Notes”) pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). The Senior Notes are comprised of $40.0 million of 4.19% Series A Senior Notes due August 9, 2015, $105.0 million of 4.86% Series B Senior Notes due August 9, 2017, $65.0 million of 5.06% Series C Senior Notes due August 9, 2018 and $160.0 million of 5.42% Series D Senior Notes due August 9, 2020.
Interest on the Senior Notes is payable semi-annually in February and August of each year. We may prepay the Senior Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a “make-whole” prepayment premium. We may be required to prepay all or a portion of the Senior Notes upon the occurrence of any “Change in Control,” as defined in the Agreement.
Pursuant to the Agreement, any Company subsidiary required to become a party to or otherwise guarantee the syndicated line of credit facility or other indebtedness in excess of $100.0 million, must also guarantee our obligations under the Senior Notes. The Agreement contains customary restrictive covenants, as well as certain customary events of default, including cross-default provisions. Among other provisions, the Agreement limits our ability to incur or create liens, sell assets, issue priority indebtedness and change lines of business. The agreement also requires certain leverage and interest coverage ratios to be maintained.
Related party credit agreements
We acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan that is payable over five years and matures in September 2016. The amounts outstanding at December 31, 2014 and 2013 were $3.7 million and $5.8 million, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Other indebtedness
We have other indebtedness of $14.9 million and $21.8 million outstanding at December 31, 2014 and 2013, respectively, which is primarily comprised of debt assumed in a 2006 business acquisition and a secured promissory note payable. The debt assumed had outstanding balances at December 31, 2014 and 2013 of $7.0 million and $10.4 million, respectively, and is payable in monthly installments with a fixed interest rate of 5.6%. The maturity date of this indebtedness is October 2016. The secured promissory note payable is secured by real estate in Bristol U.K., is denominated in British Pounds, requires quarterly principal payments and matures in July 2018. We have entered into an interest rate swap to fix the interest rate on the secured promissory note payable at 4.5%. At December 31, 2014 and 2013, the outstanding balances under this note payable were $6.1 million and $7.3 million, respectively.
Future principal payments of indebtedness at December 31, 2014 are as follows (in millions):

2015	$167.3
2016	6.3
2017	106.1
2018	68.9
2019	44.3
Thereafter	160.0
Total	$552.9
The weighted average interest rates on our short-term borrowings were 1.86% and 1.22% for the years ended December 31, 2014 and 2013, respectively. Based upon the borrowing rates currently available to us for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the Senior Notes, is considered to approximate fair value at December 31, 2014 and 2013. The estimated fair value of the Senior Notes was derived principally from quoted prices (level 2 in the fair value hierarchy).
The carrying and fair value of the Senior Notes were as follows (in millions):

	December 31,
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes—Series A	$40.0	$40.5	$40.0	$40.6
Senior notes—Series B	105.0	110.5	105.0	110.0
Senior notes—Series C	65.0	69.3	65.0	68.3
Senior notes—Series D	160.0	174.7	160.0	168.1
Total	$370.0	$395.0	$370.0	$387.0

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

11. Hedging Transactions and Derivative Financial Instruments
We are directly and indirectly affected by changes in certain market conditions. When determined appropriate, we use derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by us through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk. We may use various types of derivative instruments including, but not limited to, forward contracts, option contracts and swaps. We do not enter into derivative arrangements for speculative purposes.
We determine the fair values of our derivatives based on quoted market prices that are directly or indirectly observable as further described within Note 7 of these financial statements. The fair value of our derivative instruments is reflected on a gross, rather than net, basis. The following table presents the fair values of our derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2014	2013
Foreign currency contracts	Other current liabilities	$0.2	$0.4
Interest rate contracts	Other long term liabilities	0.2	0.1
Total liabilities		$0.4	$0.5
Cash flow hedging strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and are reclassified into the line item in the Consolidated Statement of Income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which we hedge our exposure to future cash flows is typically one to two years.
We have entered into a foreign currency cash flow hedging program to reduce the risk that our net cash outflows from intercompany purchases of services from our international subsidiaries could be adversely affected by fluctuations in foreign currency exchange rates. We entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $14.0 million and $11.2 million as of December 31, 2014 and 2013, respectively.
We monitor the mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. We have entered into interest rate swap agreements and have designated these instruments as part of our interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on our future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for our interest rate cash flow hedging program were $6.1 million and $7.3 million as of December 31, 2014 and 2013, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
2014
Foreign currency contracts	$—	Costs and expenses	$(0.2)
Interest rate contracts	0.2	Interest expense	(0.1)

2013
Foreign currency contracts	(0.4)	Costs and expenses	(0.4)
Interest rate contracts	(0.8)	Interest expense	(2.5)

2012
Interest rate contracts	(0.8)	Interest expense	(2.8)
There were no gains or losses recognized into income as a result of hedge ineffectiveness during the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014, we estimate that amounts to be reclassified into earnings during the next 12 months are $0.2 million.
Economic (nondesignated) hedging strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, we also use certain derivatives as economic hedges of foreign currency exposure. Although these derivatives were not designated for hedge accounting, they are effective economic hedges. The changes in fair values of economic hedges are immediately recognized into earnings.
We use foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies (British pound and Canadian dollar). The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The total notional values of derivatives related to our foreign currency economic hedges were $85.1 million and $115.1 million as of December 31, 2014 and 2013, respectively.
12. Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.
The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S.	$656.7	$516.3	$580.1
International	135.0	28.6	(60.6)
Total	$791.7	$544.9	$519.5

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$212.0	$154.6	$167.9
State and local	(22.7)	32.8	25.7
International	6.7	15.8	12.9
Total current	196.0	203.2	206.5
Deferred
Federal	6.8	(6.0)	(3.2)
State and local	(1.6)	(0.6)	(4.7)
International	(2.8)	(4.3)	(3.1)
Total deferred	2.4	(10.9)	(11.0)
Total provision for income taxes	$198.4	$192.3	$195.5
Following are the reconciliations of our effective income tax rates and the U.S. federal income tax statutory rate (in millions):

	Year Ended December 31,
	2014	2013	2012
Provision for income taxes using the statutory rate in effect	$277.2	$190.5	$181.8
Tax effect of:
State and local income taxes, net	9.3	6.1	6.6
International income taxes, net	(3.3)	2.4	25.8
Gain on sale of DST Global Solutions Ltd.	(33.6)	—	—
Earnings of U.S. unconsolidated affiliates	(1.4)	(2.3)	(2.9)
Valuation allowance (reversal), net	(0.8)	(1.7)	3.0
Tax credits	(7.9)	(4.9)	(20.3)
Uncertain tax positions (reversal), net	(30.3)	15.9	15.0
Dividend received deduction	(2.6)	(2.5)	(3.0)
Domestic production activities deduction	(3.1)	(17.3)	(9.7)
Repatriation	0.7	7.5	0.6
Gain on share repurchase	(6.3)	—	—
Other	0.5	(1.4)	(1.4)
Total provision for income taxes	$198.4	$192.3	$195.5
Effective tax rate	25.1%	35.3%	37.6%
Statutory federal tax rate	35.0%	35.0%	35.0%

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2014	2013
Liabilities:
Deferred cancellation of debt income	$(73.7)	$(92.4)
Investments in available for sale securities	(138.9)	(205.0)
Accumulated depreciation and amortization	(33.0)	(29.7)
Prepaid expenses	(8.4)	(7.0)
Total deferred tax liabilities	(254.0)	(334.1)
Assets:
Deferred compensation and other employee benefits	38.7	33.4
Net operating loss	10.0	15.0
Accrued liabilities	30.7	43.4
Unconsolidated affiliates and investments	2.5	1.5
Other	2.3	4.1
Total deferred tax assets	84.2	97.4
Valuation allowance	(20.8)	(27.1)
Net deferred tax liability	$(190.6)	$(263.8)
We have approximately $41.2 million of state net operating losses as of December 31, 2014. These net operating losses begin to expire in 2023.
We have approximately $12.6 million and $19.2 million of net operating loss carryforwards as of December 31, 2014 in Canada and the U.K., respectively. The Canada carryforwards begin to expire in 2028. The U.K. carryforwards do not expire but their utilization may be limited to offset only income with certain characteristics. A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, we also anticipate that limitations may result in the benefit of these amounts not being realized and have established corresponding valuation allowances as of December 31, 2014 and 2013 of $20.8 million and $27.1 million, respectively.
We provide deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2014, the cumulative amount of such unremitted earnings was $78.2 million. These amounts would become taxable to us if distributed by the affiliates as dividends, in which case we would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded our tax basis. Deferred taxes provided on unremitted earnings through December 31, 2014 and 2013 were $5.6 million and $5.9 million, respectively.
We record U.S. tax on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. During fourth quarter 2013, we assessed the forecasted cash needs and the overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. As a result, during 2013 we made distributions from and/or reversed our permanently reinvested assertions with respect to our Thailand, Mauritius and South Africa subsidiaries, as well as issued a one-time dividend from one of our Canadian subsidiaries. These 2013 distributions resulted in incremental U.S. tax of $7.5 million. We recorded approximately $2.5 million and $1.0 million of related income tax liability, net of credits, on unremitted earnings in 2014 and 2013, respectively. We intend to indefinitely reinvest the earnings in the businesses of our other foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, we may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for us to determine the income tax we would incur, if any, if such earnings were distributed. As of December 31, 2014, accumulated undistributed earnings considered permanently reinvested were $41.1 million.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$102.2	$101.2	$93.5
Additions based on tax positions related to the current year	15.1	14.6	15.9
Additions for tax positions of prior years	0.9	5.2	18.3
Reductions for tax positions of prior years	(17.6)	(17.3)	(24.3)
Settlements	—	(0.9)	—
Statute expirations	(30.8)	(0.6)	(2.2)
Balance at end of year	$69.8	$102.2	$101.2
Included in the net unrecognized tax benefit at December 31, 2014, 2013 and 2012 were $51.8 million, $74.7 million and $63.0 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. The liability for interest and penalties associated with unrecognized tax benefits decreased $7.4 million during the year ended December 31, 2014 to $9.4 million. The liability for interest and penalties increased $3.5 million during the year ended December 31, 2013.
Although it is difficult to predict when all uncertain tax positions will reverse due to the unknown timing of the completion of examination periods, it is possible that aggregate income tax amounts up to approximately $8.0 million may reverse during 2015.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An Internal Revenue Service (“IRS”) examination for the tax years ended December 31, 2008 and 2009 was completed in April 2013. Federal tax years 2010 through 2014 are subject to examination while various years from 1999 through 2014 are under or are subject to various state, local, and foreign income tax examinations by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.
We filed federal income tax refund claims for research and experimentation credits for the tax years 2002 through 2009. During 2012, we reached a resolution with the IRS in regards to 2002 through 2005 refund claims. As a result, we recorded an income tax benefit of $16.0 million. This income tax benefit relates to the resolved claim years and certain post-audit periods that are still subject to examination.
We filed federal income tax refund claims for the tax years 2005 through 2009 related to our Domestic Manufacturing Deduction under Internal Revenue Code Section 199 based on technical developments and interpretations that have occurred since filing the original returns. During 2012, we reached a resolution with the IRS in regards to the 2005 refund claim. As a result, we recorded an income tax benefit of $2.3 million.
During 2013, the IRS completed its examination of the previously filed federal income tax refund claims for Domestic Manufacturing Deductions and research and experimentation credits for the periods 2006 through 2009. As a result, during 2013 we recognized income tax benefits of $16.1 million, resulting from the reversal of previously reserved tax positions related to these matters. The income tax benefit for the research and experimentation credits relates to the resolved claim years and certain post-audit periods that are still subject to examination. The income tax benefit for the Domestic Manufacturing Deductions relates only to the resolved claim years.
13. Equity
Preferred stock
We have authorized 10.0 million shares of preferred stock, of which no shares are currently issued or outstanding. However, 0.1 million shares of preferred stock have been designated as Series A Preferred Stock in connection with the Company’s rights agreement, the terms of which, in certain circumstances, would entitle the holders of our common stock to which the rights are attached to purchase 1/1000ths of a share of Series A Preferred Stock (or in some cases, shares of our common stock, other securities, cash or other assets) at a purchase price of $225 per share, subject to certain adjustments.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Earnings per share
The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$593.3	$352.6	$324.0

Weighted average common shares outstanding	40.0	43.2	44.9
Incremental shares from restricted stock units, stock options and convertible debentures	0.5	0.9	0.9
Weighted average diluted shares outstanding	40.5	44.1	45.8

Basic earnings per share	$14.82	$8.15	$7.22
Diluted earnings per share	$14.66	$8.00	$7.08
We had approximately 37.6 million and 41.8 million shares outstanding at December 31, 2014 and 2013, respectively. There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the years ended December 31, 2014 and 2013.
We had $90.1 million of convertible debentures outstanding at December 31, 2012, which were redeemed during 2013. The convertible debentures would have had a potentially dilutive effect on our stock if converted into stock. The calculation of diluted earnings per share included an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeded the average accreted bond price per share.  For the years ended December 31, 2013 and 2012, the dilutive effect of the convertible debentures was 0.2 million and 0.1 million shares. Since we settled the principal and conversion spread on the convertible debentures with cash, the redemption did not result in a dilutive effect on earnings per share.
Other comprehensive income (loss)
Accumulated other comprehensive income (“AOCI”) balances, net of tax consist of the following (in millions):

	Unrealized Gains on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$253.7	$(1.4)	$4.5	$256.8
Net current period other comprehensive income	47.1	0.9	3.4	51.4
Balance, December 31, 2013	300.8	(0.5)	7.9	308.2
Net current period other comprehensive income (loss)	(93.6)	0.2	(27.9)	(121.3)
Balance, December 31, 2014	$207.2	$(0.3)	$(20.0)	$186.9

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Additions to and reclassifications out of AOCI attributable to the Company (in millions):

	Year Ended December 31,
	2014		2013		2012
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains on available-for-sale securities	$28.1	$15.7	$267.6	$164.1	$122.3	$78.5
Reclassification of gains into net earnings on available-for-sale securities (1)	(179.1)	(109.3)	(191.6)	(117.0)	(145.7)	(88.9)
Net change in available-for-sale securities	(151.0)	(93.6)	76.0	47.1	(23.4)	(10.4)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	0.2	0.1	(1.2)	(1.0)	(0.8)	(0.5)
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.1	0.4	0.4	—	—
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	0.1	—	2.5	1.5	2.8	1.6
Net change in cash flow hedges	0.5	0.2	1.7	0.9	2.0	1.1
Cumulative translation adjustments:
Reclassification into net earnings upon liquidation of foreign entities (4)	(41.9)	(41.9)	—	—	—	—
Current period translation adjustments	14.0	14.0	3.4	3.4	(20.1)	(11.7)
Net cumulative translation adjustments	(27.9)	(27.9)	3.4	3.4	(20.1)	(11.7)
Total other comprehensive income (loss)	$(178.4)	$(121.3)	$81.1	$51.4	$(41.5)	$(21.0)
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
(4) Reclassification upon liquidation of foreign entities are recognized in Gain on sale of business.
One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $50.2 million, $45.5 million and $73.5 million at December 31, 2014, 2013 and 2012, respectively. Our 50% proportionate share of this interest rate swap liability was $25.1 million, $22.8 million and $36.8 million at December 31, 2014, 2013 and 2012, respectively. We record in investments and AOCI our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both December 31, 2014 and 2013, no interest rate swap liability or change in AOCI was recorded.
Stock repurchases and retirements
On January 29, 2014, the Board of Directors of DST authorized a $250.0 million share repurchase plan. We repurchased 2.2 million shares of DST common stock for $200.0 million during the year ended December 31, 2014, resulting in approximately $50.0 million remaining under our existing share repurchase plan. During January 2015, we spent $50.0 million to repurchase 0.5 million shares which completed the existing share repurchase plan. Under previous share repurchase plans, we expended $252.6 million for approximately 3.4 million shares and $73.7 million for approximately 1.3 million shares during the years ended December 31, 2013 and 2012, respectively. On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions.
As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or approximately 22% of DST common shares. During March 2014, we entered into an agreement under which we agreed to a two-step process to assist Argyros with the disposition of a substantial portion of their common stock ownership in DST.  To implement Argyros’ disposition, we facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by Argyros.  Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, we repurchased, and simultaneously retired, 2.4 million shares of our common stock from Argyros for $200.0 million.  In connection with this share repurchase, we recorded a non-cash gain of $18.1 million during 2014 resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The retirement of the shares during 2014 reduced Common stock by $0.1 million, Additional paid-in capital by $4.8 million and Retained earnings by $213.2 million within the Consolidated Balance Sheet.
Additionally, we retired 42.9 million shares of treasury stock for $2,520.5 million on October 31, 2014. The retirement of the shares during 2014 reduced Common stock by $0.4 million, Additional paid-in capital by $93.5 million and Retained earnings by $2,426.6 million.
Shares received in exchange for tax withholding obligations and payment of the exercise price arising from the exercise of options to purchase our stock or from the vesting of equity awards are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amounts of such share withholdings and exchanges were $6.4 million, $23.8 million and $30.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We had 12.4 million and 53.5 million shares of common stock held in treasury at December 31, 2014 and 2013, respectively.
Dividends
In 2014, 2013 and 2012, we paid cash dividends per common share of $1.20, $1.20, and $0.80, respectively. The total dividends paid for the years ended December 31, 2014, 2013 and 2012 were $48.3 million, $52.6 million and $37.6 million, respectively. The cash paid for dividends in 2014, 2013 and 2012 was $47.6 million, $51.8 million, $36.0 million, respectively. The remaining amount of the dividends represent dividend equivalent shares of restricted stock units in lieu of the cash dividend.
On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.30 per share on our common stock, payable on March 13, 2015, to shareholders of record at the close of business on February 27, 2015.
Share-based compensation
The DST Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) and the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan (the “Directors’ Plan”) became effective on May 10, 2005. The term of both the Employee Plan and the Directors’ Plan is from May 10, 2005 through May 9, 2015. We have outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Both of these share-based compensation plans have been approved by our Board of Directors and shareholders.
The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2014, approximately 5.6 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of our common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).
The Directors’ Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors’ Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors’ Plan. As of December 31, 2014, 146,687 shares were available under the Directors’ Plan. Awards under the Directors’ Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).
Vesting terms for options granted under the Employee Plan and the Director Plan differ based on the grant made. Options vest and generally become fully exercisable over three years of continued employment, depending upon the grant type.
The Black-Scholes option valuation model was used in estimating the fair value of options granted. Option valuation models require the input of somewhat subjective assumptions, including expected stock price volatility. We estimate expected stock price volatility via observations of the historical (generally the last three years) volatility trends. In determining the expected life of the option grants, we applied the simplified method, which uses the weighted average of the vesting period and

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

contractual term of each option granted. The risk-free interest rates used were actual U.S. Government zero-coupon rates for bonds matching the expected term of the option as of the option grant date.
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. There were no option grants made during 2014 or 2013. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans during 2012, as well as the range of fair values and weighted-average fair value of options granted.

2012
Weighted average risk free interest rate	0.89%
Range of risk free interest rates	0.8% - 1.15%
Weighted average expected life of option (years)	6.0
Range of expected life of option (years)	6.0
Weighted average expected stock volatility	26.63%
Range of expected stock volatilities	25.11% - 30.75%
Weighted average expected dividend yield	1.95%
Range of expected dividend yields	1.87% - 1.99%
Weighted average stock option fair value	$11.11
Range of stock option fair values	$10.73 - $12.97
Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	3.8	$40.42
Granted	0.1	53.77
Exercised	(1.8)	35.58		$32.9
Cancelled	(0.4)	44.68
Outstanding at December 31, 2012	1.7	45.08
Granted	—	—
Exercised	(0.7)	43.56		20.7
Cancelled	—	—
Outstanding at December 31, 2013	1.0	46.03
Granted	—	—
Exercised	(0.3)	46.94		13.1
Cancelled	—	—
Outstanding at December 31, 2014	0.7	45.78	6.0
Exercisable at December 31, 2014	0.6	45.61	5.9
The total aggregate intrinsic values of options exercised for all plans during the years ended December 31, 2014, 2013 and 2012 were $13.1 million, $20.7 million and $32.9 million, respectively.
Grants of restricted stock may consist of restricted stock awards (“RSAs”) or restricted stock units (“RSUs”). Grants of restricted stock are valued at the date of grant based on the value of DST’s common stock and are expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the transferability of the restricted stock, holders of RSAs have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock or RSUs may be forfeited upon

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition.
Included in the non-vested shares of outstanding RSUs at December 31, 2014 are approximately 0.4 million of RSUs that contain service features. In addition, the non-vested shares of RSUs at December 31, 2014 contain 0.3 million of performance stock units (“PSUs”). Management judgment is required to estimate amortization expense during the service period associated with both PSUs and RSUs containing performance features. We will continue to monitor and evaluate our assumptions for our performance-based awards and PSUs over the applicable performance periods for these awards.
Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	1.2	$50.62
Granted	0.1	44.39
Vested	(0.2)	52.89
Forfeited	(0.1)	47.09
Non-vested at December 31, 2012	1.0	48.52
Granted	0.4	67.65
Vested	(0.7)	42.34
Forfeited	(0.1)	71.16
Non-vested at December 31, 2013	0.6	62.19
Granted	0.4	94.04
Vested	(0.2)	53.41
Forfeited	(0.1)	75.48
Non-vested at December 31, 2014	0.7	$80.28
The fair values of RSAs and RSUs which vested during the years ended December 31, 2014, 2013 and 2012 was $9.7 million, $31.5 million and $11.5 million, respectively.
The Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012 reflects share-based compensation costs of $21.0 million, $16.9 million and $25.5 million, respectively. The total tax benefits recognized in earnings from share-based compensation arrangements for the years ended December 31, 2014, 2013 and 2012, were approximately $8.2 million, $6.6 million and $9.9 million, respectively. Excess tax benefits of $6.1 million, $11.4 million and $5.5 million were classified as financing cash inflows during the years ended December 31, 2014, 2013 and 2012, respectively. Cash proceeds from options exercised for the years ended December 31, 2014, 2013 and 2012 were $13.0 million, $30.6 million and $61.9 million, respectively. We generally issue shares out of treasury to satisfy stock option exercises.
At December 31, 2014, we had $29.9 million of total unrecognized compensation expense (included in Additional paid-in capital on the Consolidated Balance Sheet) related to our share-based compensation arrangements, net of estimated forfeitures. We estimate that the amortized compensation expense attributable to the stock option and restricted stock grants will be approximately $16.2 million for 2015, $8.9 million for 2016, and $1.7 million in 2017, based on awards currently outstanding. Future amortization is not projected on approximately $3.1 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.
Stock purchase plans
The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”), which provided employees the right to purchase Company shares at a discount, was suspended effective January 1, 2006.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Rights plan
We are party to a Stockholders’ Rights Agreement dated as of October 10, 2005, which was amended and restated on August 5, 2011 (the “Rights Plan”). By its terms, the Rights Plan will expire on October 10, 2015. Pursuant to the terms of the Rights Plan, each share of our outstanding common stock has received one Right (as defined in the Rights Plan). Each Right entitles the registered holder to purchase 1/1000ths of a share of Series A Preferred Stock, or in some circumstances, shares of our Common Stock, other securities, cash or other assets, at a purchase price of $225 per share, subject to certain adjustments. In the event a person or group becomes an Acquiring Person (as defined in the Rights Plan), the Rights will entitle each holder of a Right to purchase, for the purchase price, that number of shares of common stock equivalent to the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price. Any Rights that are at any time beneficially owned by an Acquiring Person (as defined in the Rights Plan) will be null and void and nontransferable and any holder of any such Right will be unable to exercise or transfer any such Right. At any time after any person or group becomes an Acquiring Person, but before a person or group becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each Right for consideration per Right consisting of one-half of the number of shares of common stock that would be issuable at such time on the exercise of one Right and without payment of the purchase price. Under certain circumstances, we may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.
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
14. Benefit Plans
We sponsor defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expenses under these plans totaled $44.4 million, $42.4 million and $41.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We have active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $30.2 million and $51.8 million at December 31, 2014 and 2013, respectively. Changes in the liability are recorded as adjustments to compensation expense. The underlying investments, which are classified as trading securities, are recorded at fair market value with changes recorded as adjustments to other income, net.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

15. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash payments:
Interest paid during the year	$25.2	$33.4	$40.0
Income taxes paid during the year	205.4	203.4	143.7
Non cash investing and financing activities:
Gain on contract to repurchase common stock	18.1	—	—
Equipment acquired with debt	—	2.5	8.9
Charitable contribution of marketable securities	0.5	—	8.9

16. Commitments and Contingencies
The following table sets forth our contractual cash obligations including debt obligations, minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2015	$167.3	$24.6	$32.3	$18.9	$243.1
2016	6.3	21.1	29.8	9.2	66.4
2017	106.1	17.9	23.7	4.0	151.7
2018	68.9	15.2	1.6	2.1	87.8
2019	44.3	12.4	1.0	2.1	59.8
Thereafter	160.0	26.5	—	0.4	186.9
Total	$552.9	$117.7	$88.4	$36.7	$795.7
Debt includes the accounts receivable securitization program, Senior Notes, revolving credit facilities, related party promissory notes and other indebtedness described in Note 10 of these financial statements. We also have letters of credit of $9.6 million and $8.3 million outstanding for December 31, 2014 and 2013, respectively. Letters of credit are secured by our debt facility.
We have future obligations under certain operating leases. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. We also lease certain facilities from unconsolidated real estate affiliates.
The following rental costs were incurred (in millions):

	Year Ended December 31,
	2014	2013	2012
Rent expense	$39.4	$41.0	$44.3
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	11.4	11.4	7.1
Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license.
We have entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment. We have also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2014 and 2013 and were not significant.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

We received a regulatory inquiry, in February 2012, regarding information that our pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services, during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  In August 2014, we resolved this matter with the regulator resulting in a payment of $2.0 million.
In addition, we are involved in various legal proceedings arising in the normal course of our business. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
Other contractual commitments
In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.  Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.8 million liability recorded associated with a performance guarantee on a franchise agreement, which were accrued at December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.
17. Segment and Geographic Information
Our operating business units offer sophisticated information processing and software services and products. We present these businesses as three operating segments, Financial Services, Healthcare Services and Customer Communications. Investments in the Company’s equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other segment.
The Customer Communications segment leases its California, Connecticut and Missouri production facilities from the Investments and Other segment, but we report financial results for the Customer Communications segment on the basis that the Customer Communications segment owns its production facilities. Management believes reporting Customer Communications on this basis improves its ability to analyze the Customer Communications segment operating results taking into consideration the special purpose nature of the production plants. The Investments and Other segment presents rental revenues from the Customer Communications segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.
We evaluate the performance of our segments based on income before interest expense, income taxes, and non-controlling interest. Intersegment revenues are reflected at rates prescribed by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Summarized financial information concerning our segments is shown in the following tables (in millions):

	Year Ended December 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,004.9	$382.2	$641.3	$13.6	$—	$2,042.0
Intersegment operating revenues	49.3	—	9.2	43.2	(101.7)	—
Out-of-pocket reimbursements	51.5	6.8	659.1	0.2	(10.3)	707.3
Total revenues	1,105.7	389.0	1,309.6	57.0	(112.0)	2,749.3
Costs and expenses	847.5	308.5	1,218.7	35.8	(101.1)	2,309.4
Depreciation and amortization	68.2	19.5	37.6	8.2	(2.5)	131.0
Income (loss) from operations	190.0	61.0	53.3	13.0	(8.4)	308.9
Gain on sale of business	100.5	—	—	—	—	100.5
Other income, net	19.5	0.1	0.4	353.5	—	373.5
Equity in earnings of unconsolidated affiliates	29.8	0.5	0.7	4.4	—	35.4
Earnings before interest and income taxes	$339.8	$61.6	$54.4	$370.9	$(8.4)	$818.3

	Year Ended December 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$959.7	$333.3	$652.9	$14.7	$—	$1,960.6
Intersegment operating revenues	44.6	—	7.6	42.5	(94.7)	—
Out-of-pocket reimbursements	44.4	6.2	654.7	0.1	(7.4)	698.0
Total revenues	1,048.7	339.5	1,315.2	57.3	(102.1)	2,658.6
Costs and expenses	772.8	270.5	1,220.2	30.0	(91.4)	2,202.1
Depreciation and amortization	65.1	19.3	44.0	17.5	(2.6)	143.3
Income (loss) from operations	210.8	49.7	51.0	9.8	(8.1)	313.2
Other income, net	3.3	0.3	0.2	239.4	—	243.2
Equity in earnings of unconsolidated affiliates	16.8	0.4	0.3	5.5	—	23.0
Earnings (loss) before interest and income taxes	$230.9	$50.4	$51.5	$254.7	$(8.1)	$579.4

	Year Ended December 31, 2012
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$935.0	$300.6	$642.0	$14.8	$—	$1,892.4
Intersegment operating revenues	43.6	—	8.0	44.1	(95.7)	—
Out-of-pocket reimbursements	49.7	5.1	636.7	0.3	(7.6)	684.2
Total revenues	1,028.3	305.7	1,286.7	59.2	(103.3)	2,576.6
Costs and expenses	777.0	255.9	1,214.9	47.9	(92.8)	2,202.9
Depreciation and amortization (including goodwill impairment)	74.3	17.7	107.4	19.6	(2.6)	216.4
Income (loss) from operations	177.0	32.1	(35.6)	(8.3)	(7.9)	157.3
Other income, net	8.1	0.3	0.1	365.0	—	373.5
Equity in earnings of unconsolidated affiliates	27.6	0.3	0.5	3.8	—	32.2
Earnings (loss) before interest and income taxes	$212.7	$32.7	$(35.0)	$360.5	$(7.9)	$563.0
Earnings before interest and income taxes in the segment reporting information above less interest expense of $26.6 million, $34.5 million and $43.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, are equal to income before income taxes on a consolidated basis for the corresponding year.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues:(1)
U.S.	$2,266.4	$2,193.1	$2,105.1
International
U.K.	321.6	272.1	279.6
Canada	64.9	67.0	65.1
Australia	58.5	78.1	74.2
Others	37.9	48.3	52.6
Total international	482.9	465.5	471.5
Total revenues	$2,749.3	$2,658.6	$2,576.6
_______________________________________________________________________

(1)	Revenues are attributed to countries based on location of the client.
Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2014	2013
Financial Services	$1,317.5	$1,422.5
Healthcare Services	391.3	336.6
Customer Communications	431.8	403.0
Investments and Other	865.1	991.8
Elimination Adjustments	(62.8)	(63.4)
Total assets	$2,942.9	$3,090.5
Information concerning the long-lived assets (properties and other non-current assets) of principal geographic areas is as follows (in millions):

	December 31,
	2014	2013
Long-lived assets:
U.S.	$370.8	$409.9
International
U.K.	71.1	73.3
Canada	31.2	25.7
Australia	3.9	6.0
Others	1.5	2.7
Total international	107.7	107.7
Total long-lived assets	$478.5	$517.6

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Data (Unaudited)
(in millions, except per share amounts):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$505.2	$509.6	$510.5	$516.7	$2,042.0
Out-of-pocket reimbursements	178.6	169.9	169.0	189.8	707.3
Total revenues	683.8	679.5	679.5	706.5	2,749.3
Costs and expenses	583.7	576.1	563.3	586.3	2,309.4
Depreciation and amortization	32.0	32.1	33.4	33.5	131.0
Income from operations	68.1	71.3	82.8	86.7	308.9
Interest expense	(6.6)	(7.0)	(6.4)	(6.6)	(26.6)
Gain on sale of business	—	—	—	100.5	100.5
Other income, net	93.6	131.2	57.5	91.2	373.5
Equity in earnings of unconsolidated affiliates	5.4	9.6	10.2	10.2	35.4
Income before income taxes	160.5	205.1	144.1	282.0	791.7
Income taxes	60.1	67.3	44.1	26.9	198.4
Net income	$100.4	$137.8	$100.0	$255.1	$593.3

Weighted average common shares outstanding	42.0	40.9	39.5	37.9	40.0
Weighted average diluted shares outstanding	42.4	41.2	39.8	38.4	40.5
Basic earnings per share	$2.39	$3.37	$2.53	$6.72	$14.82	(1)
Diluted earnings per share	$2.37	$3.34	$2.51	$6.65	$14.66	(1)
Cash dividends per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$495.2	$485.1	$480.2	$500.1	$1,960.6
Out-of-pocket reimbursements	187.2	172.0	171.6	167.2	698.0
Total revenues	682.4	657.1	651.8	667.3	2,658.6
Costs and expenses	574.6	551.3	531.4	544.8	2,202.1
Depreciation and amortization	33.2	33.1	34.1	42.9	143.3
Income from operations	74.6	72.7	86.3	79.6	313.2
Interest expense	(9.6)	(9.3)	(8.4)	(7.2)	(34.5)
Other income, net	73.2	28.4	73.4	68.2	243.2
Equity in earnings of unconsolidated affiliates	5.6	9.5	3.8	4.1	23.0
Income before income taxes	143.8	101.3	155.1	144.7	544.9
Income taxes	50.6	22.8	58.2	60.7	192.3
Net income	$93.2	$78.5	$96.9	$84.0	$352.6

Weighted average common shares outstanding	44.3	43.7	42.9	42.1	43.2
Weighted average diluted shares outstanding	45.6	44.5	43.5	42.6	44.1
Basic earnings per share	$2.10	$1.80	$2.26	$2.00	$8.15	(1)
Diluted earnings per share	$2.04	$1.77	$2.23	$1.97	$8.00	(1)
Cash dividends per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20
_______________________________________________________________________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of quarterly earnings per share may not equal the total computed for the year.

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
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B.    Other Information
None.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with our annual meeting of stockholders scheduled for May 12, 2015 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

(c)	Compliance with Section 16(a) of the Exchange Act
The information set forth in response to Item 405 of Regulation S-K under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)	Code of Ethics
We have adopted Standards of Business Conduct (the “Standards”) that apply to directors, officers (including, among others, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. We have posted our Standards on our Internet website at www.dstsystems.com. We will also post on this Internet website certain amendments to, or waivers from, a provision of our Standards that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

(e)	Audit Committee and Audit Committee Financial Expert
The information set forth in response to Item 407(d)(4) and (d)(5) of Regulation S-K under the headings “The Board of Directors” and “Board Committee Matters and Reports—Audit Committee” in our Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.
Item 11.        Executive Compensation
The information set forth in response to Item 402 of Regulation S-K under the sections “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “NEO Compensation,” “Compensation Committee Report” and “Board Committee Matters and Reports—Compensation Committee” in our Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 11.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in response to Item 403 of Regulation S-K under the heading “Beneficial Ownership” in the Company’s Definitive Proxy Statement and Item 201(d) of Regulation S-K under the heading “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in response to Item 404 and Item 407(a) of Regulation S-K under the headings “Certain Transactions with Related Persons” and “The Board of Directors—Independence and Accessibility” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.
Item 14.        Principal Accountant Fees and Services
The information set forth in response to Item 9(e) of Schedule 14A under the heading “Independent Registered Public Accounting Firm” in our Definitive Proxy Statement is incorporated herein by reference in response to this Item 14.

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
The consolidated financial statements consist of the following:
1.Consolidated Balance Sheet as of December 31, 2014 and 2013;
2.Consolidated Statement of Income for the three years ended December 31, 2014;
3.Consolidated Statement of Comprehensive Income for the three years ended December 31, 2014;
4.Consolidated Statement of Changes in Equity for the three years ended December 31, 2014;
5.Consolidated Statement of Cash Flows for the three years ended December 31, 2014;
6.Notes to Consolidated Financial Statements.

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
2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Agreement of Limited Partnership for International Financial Data Services Limited Partnership, effective as of January 31, 2001, by and among the Company, State Street Corporation, and entities related to the Company and State Street Corporation, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.1, is hereby incorporated by reference as Exhibit 2.1

2.2
Agreement dated as of December 23, 1992 by and among State Street Boston Corporation, DST Systems International B.V., and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.2, is hereby incorporated by reference as Exhibit 2.2. Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

2.3
Share Transfer Restriction and Option Agreement dated as of December 23, 1992, by and among the Company, State Street Boston Corporation, and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.3, is hereby incorporated by reference as Exhibit 2.3

2.4
Merger Agreement, dated as of July 19, 2011, by and among DST Systems, Inc., Kettle Holdings, Inc., ALPS Holdings, Inc. and LM ALPS SR LLC, on behalf of the Company Stockholders and Participating Optionholders, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 21, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.4

3.    Articles of incorporation and by-laws

3.1.1
The Company’s Amended Delaware Certificate of Incorporation, as restated, which is attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the “IPO Registration Statement”), is hereby incorporated by reference as Exhibit 3.1.l

3.1.2
The Company’s Certificate of Amendment of Certificate of Incorporation, dated May 9, 2000, which is attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated May 15, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.2

3.1.3
The Company’s Certificate of Amendment of Certificate of Incorporation, dated May 11, 2004, which is attached as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.3

3.2
The Company’s Amended and Restated Bylaws, dated as of July 30, 2013, which are attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 2, 2013 (Commission File No.1-14036), are hereby incorporated as Exhibit 3.2

4.    Instruments defining the rights of security holders, including indentures

4.1
The Certificate of Designations, dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1

4.2
The summary of the preferred stock purchase rights set forth in the Company’s Registration Statement on Form 8-A, dated November 15, 1995, in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the “Form 8-A”) (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.2

4.3.1
Amended and Restated Rights Agreement, dated as of August 5, 2011 (“Rights Agreement”), between DST Systems, Inc. and Computershare Trust Company, N.A. as Rights Agent, which is attached as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.1

4.3.2
The Assignment, Acceptance and Consent, dated as of November 7, 2001, among the Company, State Street Bank and Trust Company, and Computershare Trust Company, N.A. (previously EquiServe Trust Company, N.A.), which is attached as Exhibit 4.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.2

4.4
The description of the Company’s common stock, par value $0.01 per share, set forth in the Company’s Registration Statement on Form 8-A, dated October 30, 1995 (Commission File No. 1-14036), as amended by Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4

4.5	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1.1, as amended by Exhibits 3.1.2 and 3.1.3, are hereby incorporated by reference as Exhibit 4.5

4.6	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX, and Article X of Exhibit 3.2, are hereby incorporated by reference as Exhibit 4.6

4.7
The Registration Rights Agreement, dated October 31, 1995, between the Company and UMB Bank, N.A. (“UMB”) as trustee of The Employee Stock Ownership Plan of DST Systems, Inc. (the “1995 Registration Rights Agreement”), which is attached as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7

4.8
The Note Purchase Agreement, dated August 9, 2010, by and among the Company and the Purchasers named therein, and the forms of the Series A Notes, Series B Notes, Series C Notes and Series D Notes, which are attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010, are hereby incorporated by reference as Exhibit 4.8

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.
9.    Voting trust agreement
Not applicable.

10.    Material contracts

10.1
The Amended and Restated Joint Venture Agreement regarding Boston Financial Data Services, Inc., effective as of October 31, 2006, between the Company and State Street Corporation, which is attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

10.2
The Company’s Directors’ Deferred Fee Plan, amended and restated as of January 1, 2009, which is attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2*

10.3.1
The Company’s Director’s Deferred Fee Plan (“Terminated Directors’ Plan”), amended and restated as of March 30, 1994 and terminated effective August 31, 1995, which is attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3.1*

10.3.2
The Amendment dated February 26, 2014 to the Terminated Directors’ Plan, which is as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3.2*

10.4
The Sixth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Executive Plan, Supplemental Executive Retirement Plan, and Incentive Deferred Cash Program, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4*

10.5
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Directors’ Deferred Fees, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated August 3, 2011, which is attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5*

10.6
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Employment Continuation Agreement, dated August 3, 2011, between the Company as Settlor and Marshall & Ilsley, which is attached to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6*

10.7
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Incentive Compensation, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference as Exhibit 10.7*

10.8
The Employment Agreement between the Company and Stephen C. Hooley, dated as of June 30, 2009, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8*

10.9
The Executive Severance Plan, effective February 25, 2014, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is hereby incorporated by reference as Exhibit 10.9*

10.10	Employment agreement between the Company and Randall D. Young, dated December 31, 2008, which is attached to this Form 10-K as Exhibit 10.1, is hereby incorporated by reference as Exhibit 10.10*

10.11
The Company’s 2005 Equity Incentive Plan, amended and restated as of September 12, 2012, which is attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11*

10.12.1
The Company’s 2005 Non-Employee Directors’ Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.1*

10.12.2
The First Amendment to the 2005 Non-Employee Directors’ Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.2*

10.13
The Form of Deferred Cash Award Agreement for performance year 2011, which is attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13*

10.14
The Form of Deferred Cash Award Agreement for performance year 2013, which is attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is hereby incorporated by reference as Exhibit 10.14*

10.15
The Form of Stock Option Award Agreement (time vesting), which is attached as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15*

10.16
The Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards during 2013, which is attached as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16*

10.17	The Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards after 2013, which is attached to this Form 10-K as Exhibit 10.5, is hereby incorporated by reference as Exhibit 10.17*

10.18
The Form of Performance Stock Unit Agreement for PSU awards during 2013, which is attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18*

10.19
The Form of Performance Stock Unit Agreement for PSU awards after 2013, which is attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for period ended December 31, 2013, is hereby incorporated by reference as Exhibit 10.19*

10.20
Consent under Note Purchase Agreement by and among the Company and Purchasers named therein, dated April 17, 2014, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2014 (Commission File No. 1-14036) is hereby incorporated by reference as Exhibit 10.20

10.21
The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of October 1, 2014 (“Syndicated Agreement”), which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21

10.22	The Rights Agreement. (See Exhibit 4.3.1)

10.23	The 1995 Registration Rights Agreement. (See Exhibit 4.7)

10.24
The Agreement by and among the Company and the Argyros Group, dated January 22, 2013, which is attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 23, 2013 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24

10.25
The Agreement by and among the Company and the Argyros Group, dated March 23, 2014, which is attached as Exhibit 99.2 to the Company's Current Report on Form 8-K filed March 24, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25

10.26
Stock Repurchase and Offering Agreement between the Company and the Argyros Group dated May 5, 2014, which is attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 5, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26

10.27
Governance and Standstill Agreement between the Company and the Argyros Group dated May 5, 2014, which is attached as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 5, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.27

10.28
Registration Rights Agreement between the Company and the Argyros Group dated May 5, 2014, which is attached as Exhibit 99.3 to the Company's Current Report on Form 8-K filed May 5, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.28

10.29
Amended and Restated Receivables Purchase Agreement dated May 15, 2014, among Fountain City Finance, the Company, certain Subsidiary Originators and Wells Fargo Bank, National Association, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.29

10.30.1
Originator Purchase Agreement dated May 21, 2009, among the Company and certain of its subsidiaries ("Originator Purchase Agreement"), which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.30.1

10.30.2
First Amendment and Joinder Agreement to Originator Purchase Agreement dated as of May 19, 2011, which is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.30.2

10.30.3
Second Amendment to Originator Purchase Agreement dated as of May 17, 2012, which is attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.30.3

10.30.4
Third Amendment and Joinder Agreement to Originator Purchase Agreement dated as of May 16, 2013, which is attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.30.4

10.30.5	Fourth Amendment to Originator Purchase Agreement dated as of November 26, 2014, which is attached to this Form 10-K as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.30.5

10.31
Purchase and Contribution Agreement, dated as of May 21, 2009, between the Company and Fountain City Finance, LLC., which is attached as Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.31

10.32
First Omnibus Amendment to Transfer Documents, dated as of February 28, 2010, among Fountain City Finance, LLC, Enterprise Funding Company LLC, Bank of America, National Association, and the Company and certain of its subsidiaries, which is attached as Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 21, 2014 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.32

10.33
Receivable Sale Agreement dated as of November 26, 2014 by and among Wells Fargo Bank, National Association, Fountain City Finance, LLC, DST Systems, Inc. and DST Global Solutions North America Ltd., which is attached to this Form 10-K as Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.33

_______________________________________________________________________
*Represents a management contract or a compensatory plan or arrangement.
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
18.    Letter re change in accounting principles
Not applicable.
21.    Subsidiaries of the company
The list of the Company’s significant subsidiaries prepared pursuant to Item 601(b)(2) of Regulation S-K is attached hereto as Exhibit 21.
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
Stephen C. Hooley Chairman, Chief Executive Officer, and President
Dated: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2015.

/s/ A. EDWARD ALLINSON	/s/ STEPHEN C. HOOLEY
A. Edward Allinson Director	Stephen C. Hooley Chairman, Chief Executive Officer, and President (Principal Executive Officer)

/s/ LYNN DORSEY BLEIL	/s/ GREGG WM. GIVENS
Lynn Dorsey Bleil Director	Gregg Wm. Givens Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ LOWELL L. BRYAN	/s/ DOUGLAS W. FLEMING
Lowell L. Bryan Director	Douglas W. Fleming Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ CHARLES E. HALDEMAN, JR.
Charles E. Haldeman, Jr. Director

/s/ SAMUEL G. LISS
Samuel G. Liss Director

/s/ TRAVIS E. REED
Travis E. Reed Director

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2014
Index to Exhibits
The following Exhibits are attached to and incorporated by reference in this Annual Report on Form 10-K. See Part IV above for a complete list of exhibits. The exhibits listed below are not included in the printed Form 10-K, but are on file with the Securities and Exchange Commission.

10.1	Employment Agreement between the Company and Randall D. Young, dated December 31, 2008*

10.2	Fourth Amendment to Originator Purchase Agreement dated as of November 26, 2014

10.3	Receivables Sale Agreement dated as of November 26, 2014 by and among Wells Fargo Bank, National Association, Fountain City Finance, LLC, DST Systems, Inc. and DST Global Solutions North America Ltd.

12.1	The Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Stephen C. Hooley, Chief Executive Officer of Registrant

31.2	Certification of Gregg Wm. Givens, Chief Financial Officer of Registrant

32	Certification pursuant to 18 U.S.C. Section 1350 of Stephen C. Hooley, Chief Executive Officer of Registrant, and Gregg Wm. Givens, Chief Financial Officer of Registrant

101
The following financial information from DST’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheet at December 31, 2014 and 2013, (iii) the Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________
*Represents a management contract or a compensatory plan or arrangement.