Form 10-Q
period 2015-03-31
DST SYSTEMS INC
filed 2015-05-05
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2015:
Common Stock $0.01 par value — 36,697,945

DST Systems, Inc.
Form 10-Q
March 31, 2015

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$111.7	$151.7
Funds held on behalf of clients	280.3	356.2
Client funding receivable	49.0	43.4
Accounts receivable	353.9	349.6
Other assets	72.2	71.0
	867.1	971.9

Investments	539.5	656.6
Unconsolidated affiliates	289.2	298.7
Properties, net	404.1	403.6
Intangible assets, net	118.9	122.5
Goodwill	422.5	414.7
Other assets	67.4	74.9
Total assets	$2,708.7	$2,942.9

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$173.3	$167.3
Client funds obligations	329.3	399.6
Accounts payable	88.6	101.8
Accrued compensation and benefits	103.0	168.0
Deferred revenues and gains	60.6	53.9
Income taxes payable	47.0	17.6
Other liabilities	103.0	113.7
	904.8	1,021.9

Long-term debt	339.2	385.6
Income taxes payable	84.6	80.1
Deferred income taxes	146.5	186.4
Other liabilities	33.3	32.5
Total liabilities	1,508.4	1,706.5
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	117.3	114.4
Retained earnings	1,779.6	1,682.9
Treasury stock (13.0 million and 12.4 million shares, respectively), at cost	(816.4)	(748.3)
Accumulated other comprehensive income	119.3	186.9
Total stockholders’ equity	1,200.3	1,236.4
Total liabilities and stockholders’ equity	$2,708.7	$2,942.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating revenues	$495.7	$505.2
Out-of-pocket reimbursements	206.6	178.6

Total revenues	702.3	683.8

Costs and expenses	593.8	583.7
Depreciation and amortization	29.4	32.0

Income from operations	79.1	68.1

Interest expense	(6.1)	(6.6)
Other income, net	83.3	93.6
Equity in earnings of unconsolidated affiliates	14.9	5.4

Income before income taxes	171.2	160.5
Income taxes	63.4	60.1

Net income	$107.8	$100.4

Weighted average common shares outstanding	37.2	42.0
Weighted average diluted shares outstanding	37.6	42.4

Basic earnings per share	$2.90	$2.39
Diluted earnings per share	$2.87	$2.37

Cash dividends per share of common stock	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$107.8	$100.4

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding losses on available-for-sale securities	(57.4)	(41.4)
Unrealized gains on cash flow hedges	0.1	0.2
Foreign currency translation adjustments	(10.3)	0.4
Other comprehensive loss	(67.6)	(40.8)

Comprehensive income	$40.2	$59.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows — operating activities:
Net income	$107.8	$100.4
Depreciation and amortization	29.4	32.0
Net gains on investments	(73.8)	(45.7)
Gain on sale of properties	(3.0)	—
Amortization of share-based compensation	6.9	4.3
Equity in earnings of unconsolidated affiliates	(14.9)	(5.4)
Cash dividends from unconsolidated affiliates	3.1	0.6
Deferred income taxes	(4.7)	(2.0)
Changes in accounts receivable	(3.6)	(29.3)
Changes in other assets	3.9	(3.7)
Changes in accounts payable and accrued liabilities	(12.3)	(0.5)
Changes in income taxes payable	33.8	51.9
Changes in deferred revenues and gains	5.4	5.7
Changes in accrued compensation and benefits	(66.0)	(50.8)
Other, net	0.3	13.8
Net cash provided from operating activities	12.3	71.3
Cash flows — investing activities:
Cash paid for capital expenditures	(27.5)	(31.4)
Investments in securities	(24.1)	(27.9)
Proceeds from unconsolidated affiliates	10.4	1.2
Proceeds from sales/maturities of investments	117.4	82.7
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	75.9	12.9
Proceeds from sale of properties	3.9	—
Acquisition of a business, net of cash acquired	(8.5)	—
Net cash provided from investing activities	147.5	37.5
Cash flows — financing activities:
Proceeds from issuance of common stock	4.0	8.7
Principal payments on debt	(1.8)	(3.2)
Net repayments on revolving credit facilities	(8.3)	(10.4)
Net repayments on accounts receivable securitization program	(30.0)	—
Net decrease in client funds obligations	(75.9)	(12.9)
Common stock repurchased	(79.0)	(5.5)
Payment of cash dividends	(11.1)	(12.6)
Excess tax benefits from share-based compensation	2.3	4.7
Net cash used for financing activities	(199.8)	(31.2)

Net increase (decrease) in cash and cash equivalents	(40.0)	77.6
Cash and cash equivalents, beginning of period	151.7	62.5
Cash and cash equivalents, end of period	$111.7	$140.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“we”, “our”, “us”, the “Company” or “DST”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented.

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year 2015.

Segment presentation

Beginning in 2015, we modified our reportable segment presentation to reflect changes in how we now operate the business and make resource allocations. Certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been moved from our Investments and Other segment to the respective segment that utilizes the property. Real estate which is primarily occupied by third parties or unoccupied remains within the Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
New authoritative accounting guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact on the consolidated financial results. At March 31, 2015, the Company had approximately $4.2 million of debt issuance costs, net included in Other assets in the Consolidated Balance Sheet.

In February 2015, the FASB issued an accounting standard update, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The new consolidation guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The guidance is effective for us for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers.” This standard will replace the existing accounting standard for revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed a one year delay of the effective date. If approved, the new standard will be effective for annual and interim periods beginning after December 15, 2017. Early application of this standard is not permitted. This standard permits two transition approaches, either the retrospective transition method or the cumulative effect transition method. The Company is currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

2. Investments

Investments are as follows (in millions):

	Carrying Value
	March 31, 2015	December 31, 2014
Available-for-sale securities:
State Street Corporation	$249.8	$350.7
Other available-for-sale securities	118.1	124.8
	367.9	475.5
Other:
Trading securities	24.6	25.1
Cost method and other investments	147.0	156.0
	171.6	181.1
Total investments	$539.5	$656.6

Certain information related to our available-for-sale securities is as follows (in millions):

	March 31, 2015	December 31, 2014
Book cost basis	$125.4	$140.2
Gross unrealized gains	243.7	336.6
Gross unrealized losses	(1.2)	(1.3)
Market value	$367.9	$475.5

At March 31, 2015 and December 31, 2014, the carrying value of our available-for-sale investments was $367.9 million and $475.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $100.6 million and $138.9 million at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015 and 2014, we received $105.6 million and $69.0 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $75.6 million and $46.1 million and gross realized losses of $1.5 million and $0.1 million were recorded during the three months ended March 31, 2015 and 2014, respectively, from the sale of available-for-sale securities.

A decline in an available-for-sale security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income. We had no such losses for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position at March 31, 2015 and December 31, 2014 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Common stock	$21.0	$1.2	$—	$—	$21.0	$1.2

December 31, 2014
Common stock	$17.1	$1.3	$—	$—	$17.1	$1.3

We are a limited partner in various private equity funds which are primarily accounted for using the cost method.  At March 31, 2015 and December 31, 2014, our carrying value of these private equity fund investments was approximately $132.4 million and $141.4 million, respectively.  At March 31, 2015, we had future capital commitments related to these private equity fund investments of approximately $5.9 million. Additionally, we have other investments with a carrying value of $14.6 million at

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

both March 31, 2015 and December 31, 2014. During the three months ended March 31, 2014, we received a $33.2 million cash dividend from a cost method investment in a privately-held company that was subsequently sold in 2014.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as, adverse market conditions or poor performance of the underlying investment, are present. We recorded no impairments on cost method and other investments during the three months ended March 31, 2015 and $0.3 million of impairments during the three months ended March 31, 2014.

3. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	March 31, 2015	December 31, 2014
International Financial Data Services (U.K. and L.P.)	50%	$182.8	$186.0
Boston Financial Data Services, Inc.	50%	79.0	77.6
Unconsolidated real estate and other affiliates		27.4	35.1
Total		$289.2	$298.7

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
International Financial Data Services (U.K. and L.P.)	$7.3	$2.1
Boston Financial Data Services, Inc.	1.4	1.8
Unconsolidated real estate and other affiliates	6.2	1.5
Total	$14.9	$5.4

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

As of March 31, 2015 and December 31, 2014, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include our money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1.  In addition, we have investments in pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for investments in pooled funds is determined using net asset value.  Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Accordingly, our investments in pooled funds and derivative instruments have been classified as Level 2.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$202.2	$202.2	$—	$—
Equity securities (2)	392.5	392.5	—	—
Pooled funds (2)	5.3	—	5.3	—
Deferred compensation liabilities (3)	(24.6)	(24.6)	—	—
Derivative instruments (3)	(0.3)	—	(0.3)	—
Total	$575.1	$570.1	$5.0	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$141.0	$141.0	$—	$—
Equity securities (2)	500.6	500.6	—	—
Pooled funds (2)	5.6	—	5.6	—
Deferred compensation liabilities (3)	(25.1)	(25.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$621.6	$616.5	$5.1	$—
_____________________________________________________
(1) Included in Cash and cash equivalents and Funds held on behalf of clients on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

5. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$165.0	$60.7	$165.0	$57.8
Other	29.9	15.3	29.9	14.6
Total	$194.9	$76.0	$194.9	$72.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for three months ended March 31, 2015 was approximately $3.6 million as compared to $3.8 million for the three months ended March 31, 2014. The following table summarizes the estimated annual amortization for intangible assets recorded as of March 31, 2015 (in millions):

Remainder of 2015	$10.7
2016	14.1
2017	14.0
2018	13.8
2019	13.1
Thereafter	53.2
Total	$118.9

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2015, by segment (in millions):

	December 31, 2014	Acquisitions	Disposals	Other	March 31, 2015
Financial Services	$234.4	$9.9	$—	$(1.8)	$242.5
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	25.3	—	—	(0.3)	25.0
Total	$414.7	$9.9	$—	$(2.1)	$422.5

Due to the new segment reporting effective as of January 1, 2015, goodwill of approximately $6.7 million was reallocated from the Customer Communications segment to the Financial Services segment based on the relative fair values of the businesses transferred. Prior period amounts above have been revised to reflect the reallocated goodwill.

6. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	March 31, 2015	December 31, 2014
Accounts receivable securitization program	$90.0	$120.0
Revolving credit facilities	36.0	44.3
Senior notes	370.0	370.0
Related party credit agreements	3.1	3.7
Other indebtedness	13.4	14.9
	512.5	552.9
Less current portion of debt	173.3	167.3
Long-term debt	$339.2	$385.6

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million.  The facility will expire by its terms on May 14, 2015, unless renewed.

The outstanding amount under the program was $90.0 million and $120.0 million at March 31, 2015 and December 31, 2014.  During the three months ended March 31, 2015 and 2014, total proceeds from the accounts receivable securitization program were approximately $236.1 million and $240.8 million, respectively, and total repayments were approximately $266.1 million and $240.8 million, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

At March 31, 2015, the syndicated line of credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. During the three months ended March 31, 2015 and 2014, total proceeds from our revolving credit facilities were approximately $291.8 million and $108.1 million, respectively, and total repayments were approximately $300.1 million and $118.5 million respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Fair value

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

As of March 31, 2015 and December 31, 2014, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$40.0	$40.5	$40.0	$40.5
Senior notes - Series B	105.0	111.3	105.0	110.5
Senior notes - Series C	65.0	70.1	65.0	69.3
Senior notes - Series D	160.0	177.9	160.0	174.7
Total	$370.0	$399.8	$370.0	$395.0

7. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate was 37.0% for the three months ended March 31, 2015 compared to 37.4% for the three months ended March 31, 2014.

Our estimated annual effective full year 2015 tax rate will vary from the statutory federal rate primarily as a result of variances among the estimates and actual amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

8. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income	$107.8	$100.4

Weighted average common shares outstanding	37.2	42.0
Incremental shares from restricted stock units and stock options	0.4	0.4
Weighted average diluted shares outstanding	37.6	42.4

Basic earnings per share	$2.90	$2.39
Diluted earnings per share	$2.87	$2.37

We had approximately 37.0 million and 42.1 million common shares outstanding at March 31, 2015 and 2014, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2015 and 2014.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the three months ended March 31, 2015, we granted approximately 0.3 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the three months ended March 31, 2015, we had 0.1 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At March 31, 2015, we had 0.9 million unvested RSU’s and 0.6 million stock options outstanding.

We recognized share based compensation expense of $6.9 million during the three months ended March 31, 2015, as compared to $4.3 million during the three months ended March 31, 2014.  At March 31, 2015, we had $58.2 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and restricted stock unit grants will be approximately $24.3 million for the remainder of 2015, $17.1 million for 2016, $6.3 million for 2017 and $0.7 million for 2018. Future expense recognition is not projected on approximately $9.8 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2014	$207.2	$(0.3)	$(20.0)	$186.9
Net current period other comprehensive income (loss)	(57.4)	0.1	(10.3)	(67.6)
Balance, March 31, 2015	$149.8	$(0.2)	$(30.3)	$119.3

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	March 31,
	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized losses on available-for-sale securities	$(18.2)	$(12.2)	$(21.0)	$(13.4)
Reclassification of gains into net earnings on available-for-sale securities (1)	(74.0)	(45.2)	(45.9)	(28.0)
Net change in available-for-sale securities	(92.2)	(57.4)	(66.9)	(41.4)
Cash flow hedges
Unrealized gains on cash flow hedges	0.1	—	—	—
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.1	0.1	0.2	0.2
Net change in cash flow hedges	0.2	0.1	0.2	0.2
Cumulative translation adjustments	(10.3)	(10.3)	0.4	0.4
Total other comprehensive loss	$(102.3)	$(67.6)	$(66.3)	$(40.8)
_______________________________________________________________
(1) Realized (gains)/losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.
(2) Reclassification to net earnings of derivatives qualifying as effective foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $52.2 million and $50.2 million at March 31, 2015 and December 31, 2014, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $26.1 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both March 31, 2015 and December 31, 2014, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. We repurchased approximately 0.8 million shares of DST common stock for $75.0 million during the three months ended March 31, 2015, of which $50.0 million was repurchased under a previous share repurchase plan. The remaining $25.0 million was repurchased under the new $250.0 million share repurchase plan. There was approximately $225.0 million remaining under our existing share repurchase plan at March 31, 2015. We did not repurchase any shares of DST common stock during the three months ended March 31, 2014.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $4.0 million and $5.5 million during the three months ended March 31, 2015 and 2014, respectively.

Dividends

On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. Total dividends paid for the three months ended March 31, 2015 were $11.1 million.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

9. Commitments and Contingencies

We have letters of credit and bank guarantees of $9.6 million outstanding at both March 31, 2015 and December 31, 2014, respectively.  Letters of credit are secured by our debt facilities.

We have entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment. We have also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at both March 31, 2015 and December 31, 2014 were not significant.  We have adopted the DST Systems, Inc. Executive Severance Plan which provides certain benefits to participants in the event of a qualifying termination under the plan.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.8 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at March 31, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

On April 7, 2015, we agreed to acquire asset manager Red Rocks Capital LLC, a leader in listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance related contingent consideration. The closing of this transaction is expected to occur in the second half of 2015.

10. Segment Information

Our operating business units offer sophisticated information processing and software services and products. We present these businesses as three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in our equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other segment.

As mentioned in Note 1, beginning in 2015, we modified our reportable segment presentation to reflect changes in how our chief operating decision maker (“CODM”) now operates the business and makes resource allocations. Due to modifications in how we are managing our businesses, certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services Segment rather than the Customer Communications Segment. Additionally, real estate utilized principally by our business operations has been moved from our Investments and Other Segment to the segment that utilizes the property. Real estate which is primarily occupied by third parties or unoccupied remains within the Investments and Other Segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2015	December 31, 2014
Financial Services	$1,352.5	$1,428.2
Healthcare Services	361.5	391.3
Customer Communications	431.5	384.0
Investments and Other	565.1	741.9
Elimination Adjustments	(1.9)	(2.5)
	$2,708.7	$2,942.9

We evaluate the performance of our operating segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by us and may not be reflective of market rates.

Summarized financial information concerning our segments, including historical information revised to reflect the new segment realignment, is shown in the following tables (in millions):

	Three Months Ended March 31, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$250.5	$91.9	$152.6	$0.7	$—	$495.7
Intersegment operating revenues	16.1	—	7.5	—	(23.6)	—
Out-of-pocket reimbursements	17.0	1.9	192.0	—	(4.3)	206.6
Total revenues	283.6	93.8	352.1	0.7	(27.9)	702.3

Costs and expenses	220.0	80.3	323.7	(2.3)	(27.9)	593.8
Depreciation and amortization	16.6	4.6	7.9	0.3	—	29.4

Income from operations	47.0	8.9	20.5	2.7	—	79.1
Other income (loss), net	(1.4)	—	—	84.7	—	83.3
Equity in earnings of unconsolidated affiliates	8.7	0.1	0.2	5.9	—	14.9

Earnings before interest and income taxes	$54.3	$9.0	$20.7	$93.3	$—	$177.3

	Three Months Ended March 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$258.9	$92.0	$152.3	$2.0	$—	$505.2
Intersegment operating revenues	12.9	—	6.6	0.3	(19.8)	—
Out-of-pocket reimbursements	16.1	1.4	164.0	—	(2.9)	178.6
Total revenues	287.9	93.4	322.9	2.3	(22.7)	683.8

Costs and expenses	230.0	76.8	298.1	1.5	(22.7)	583.7
Depreciation and amortization	17.7	4.9	9.1	0.3	—	32.0

Income from operations	40.2	11.7	15.7	0.5	—	68.1
Other income, net	2.2	—	0.1	91.3	—	93.6
Equity in earnings of unconsolidated affiliates	3.9	0.1	0.4	1.0	—	5.4

Earnings before interest and income taxes	$46.3	$11.8	$16.2	$92.8	$—	$167.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $6.1 million and $6.6 million for the three months ended March 31, 2015 and 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Year Ended December 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,063.4	$382.2	$589.3	$7.1	$—	$2,042.0
Intersegment operating revenues	54.1	—	26.9	0.5	(81.5)	—
Out-of-pocket reimbursements	60.5	6.8	652.2	0.2	(12.4)	707.3
Total revenues	1,178.0	389.0	1,268.4	7.8	(93.9)	2,749.3

Costs and expenses	903.9	308.5	1,184.8	6.1	(93.9)	2,309.4
Depreciation and amortization	72.4	19.5	37.8	1.3	—	131.0

Income from operations	201.7	61.0	45.8	0.4	—	308.9
Gain on sale of sale of business	100.5	—	—	—	—	100.5
Other income, net	19.5	0.1	0.4	353.5	—	373.5
Equity in earnings of unconsolidated affiliates	29.8	0.5	0.7	4.4	—	35.4

Earnings before interest and income taxes	$351.5	$61.6	$46.9	$358.3	$—	$818.3

	Year Ended December 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,015.7	$333.3	$602.7	$8.9	$—	$1,960.6
Intersegment operating revenues	47.6	—	22.4	1.0	(71.0)	—
Out-of-pocket reimbursements	51.3	6.2	648.5	0.1	(8.1)	698.0
Total revenues	1,114.6	339.5	1,273.6	10.0	(79.1)	2,658.6

Costs and expenses	820.8	270.5	1,188.6	1.3	(79.1)	2,202.1
Depreciation and amortization	69.1	19.3	44.1	10.8	—	143.3

Income (loss) from operations	224.7	49.7	40.9	(2.1)	—	313.2
Other income, net	3.3	0.3	0.2	239.4	—	243.2
Equity in earnings of unconsolidated affiliates	16.8	0.4	0.3	5.5	—	23.0

Earnings before interest and income taxes	$244.8	$50.4	$41.4	$242.8	$—	$579.4

Earnings before interest and income taxes in the segment reporting information above less interest expense of $26.6 million and $34.5 million for the years ended December 31, 2014 and 2013 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended December 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$266.5	$101.8	$147.7	$0.7	$—	$516.7
Intersegment operating revenues	15.3	—	7.0	—	(22.3)	—
Out-of-pocket reimbursements	16.1	1.9	175.0	0.1	(3.3)	189.8
Total revenues	297.9	103.7	329.7	0.8	(25.6)	706.5

Costs and expenses	224.4	75.6	310.3	1.6	(25.6)	586.3
Depreciation and amortization	18.4	5.1	9.8	0.2	—	33.5

Income from operations	55.1	23.0	9.6	(1.0)	—	86.7
Gain on sale of sale of business	100.5	—	—	—	—	100.5
Other income, net	(0.9)	—	0.1	92.0	—	91.2
Equity in earnings of unconsolidated affiliates	9.4	0.1	(0.1)	0.8	—	10.2

Earnings before interest and income taxes	$164.1	$23.1	$9.6	$91.8	$—	$288.6

	Three Months Ended September 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$269.3	$95.5	$143.4	$2.3	$—	$510.5
Intersegment operating revenues	13.2	—	6.7	—	(19.9)	—
Out-of-pocket reimbursements	13.6	1.9	156.7	—	(3.2)	169.0
Total revenues	296.1	97.4	306.8	2.3	(23.1)	679.5

Costs and expenses	224.3	73.1	287.6	1.4	(23.1)	563.3
Depreciation and amortization	18.8	4.7	9.5	0.4	—	33.4

Income from operations	53.0	19.6	9.7	0.5	—	82.8
Other income, net	0.3	0.1	0.1	57.0	—	57.5
Equity in earnings of unconsolidated affiliates	8.7	0.1	0.2	1.2	—	10.2

Earnings before interest and income taxes	$62.0	$19.8	$10.0	$58.7	$—	$150.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $6.6 million and $6.4 million for the three months ended December 31, 2014 and September 31, 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended June 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$268.7	$92.9	$145.9	$2.1	$—	$509.6
Intersegment operating revenues	12.7	—	6.6	0.2	(19.5)	—
Out-of-pocket reimbursements	14.7	1.6	156.5	0.1	(3.0)	169.9
Total revenues	296.1	94.5	309.0	2.4	(22.5)	679.5

Costs and expenses	225.2	83.0	288.8	1.6	(22.5)	576.1
Depreciation and amortization	17.5	4.8	9.4	0.4	—	32.1

Income from operations	53.4	6.7	10.8	0.4	—	71.3
Other income, net	17.9	—	0.1	113.2	—	131.2
Equity in earnings of unconsolidated affiliates	7.8	0.2	0.2	1.4	—	9.6

Earnings before interest and income taxes	$79.1	$6.9	$11.1	$115.0	$—	$212.1

	Three Months Ended March 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$258.9	$92.0	$152.3	$2.0	$—	$505.2
Intersegment operating revenues	12.9	—	6.6	0.3	(19.8)	—
Out-of-pocket reimbursements	16.1	1.4	164.0	—	(2.9)	178.6
Total revenues	287.9	93.4	322.9	2.3	(22.7)	683.8

Costs and expenses	230.0	76.8	298.1	1.5	(22.7)	583.7
Depreciation and amortization	17.7	4.9	9.1	0.3	—	32.0

Income from operations	40.2	11.7	15.7	0.5	—	68.1
Other income, net	2.2	—	0.1	91.3	—	93.6
Equity in earnings of unconsolidated affiliates	3.9	0.1	0.4	1.0	—	5.4

Earnings before interest and income taxes	$46.3	$11.8	$16.2	$92.8	$—	$167.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $7.0 million and $6.6 million for the three months ended June 30, 2014 and March 31, 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended December 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$260.7	$90.6	$146.6	$2.2	$—	$500.1
Intersegment operating revenues	12.7	—	6.5	0.2	(19.4)	—
Out-of-pocket reimbursements	14.4	2.0	152.9	—	(2.1)	167.2
Total revenues	287.8	92.6	306.0	2.4	(21.5)	667.3

Costs and expenses	208.9	67.7	289.1	0.6	(21.5)	544.8
Depreciation and amortization	18.7	5.1	11.3	7.8	—	42.9

Income from operations	60.2	19.8	5.6	(6.0)	—	79.6
Other income, net	3.3	0.1	—	64.8	—	68.2
Equity in earnings of unconsolidated affiliates	2.7	0.1	—	1.3	—	4.1

Earnings before interest and income taxes	$66.2	$20.0	$5.6	$60.1	$—	$151.9

	Three Months Ended September 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$251.3	$80.7	$146.2	$2.0	$—	$480.2
Intersegment operating revenues	12.4	—	5.5	0.4	(18.3)	—
Out-of-pocket reimbursements	10.6	1.5	161.7	0.1	(2.3)	171.6
Total revenues	274.3	82.2	313.4	2.5	(20.6)	651.8

Costs and expenses	198.7	66.0	289.8	(2.5)	(20.6)	531.4
Depreciation and amortization	17.0	4.8	10.9	1.4	—	34.1

Income from operations	58.6	11.4	12.7	3.6	—	86.3
Other income, net	2.6	0.1	0.5	70.2	—	73.4
Equity in earnings of unconsolidated affiliates	2.5	0.1	0.2	1.0	—	3.8

Earnings before interest and income taxes	$63.7	$11.6	$13.4	$74.8	$—	$163.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $7.2 million and $8.4 million for the three months ended December 31, 2013 and September 30, 2013 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended June 30, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$251.8	$82.0	$149.0	$2.3	$—	$485.1
Intersegment operating revenues	11.0	—	5.0	0.2	(16.2)	—
Out-of-pocket reimbursements	12.7	1.4	159.6	—	(1.7)	172.0
Total revenues	275.5	83.4	313.6	2.5	(17.9)	657.1

Costs and expenses	203.5	67.3	296.9	1.5	(17.9)	551.3
Depreciation and amortization	16.5	4.7	11.1	0.8	—	33.1

Income from operations	55.5	11.4	5.6	0.2	—	72.7
Other income, net	1.9	—	0.5	26.0	—	28.4
Equity in earnings of unconsolidated affiliates	8.1	0.1	—	1.3	—	9.5

Earnings before interest and income taxes	$65.5	$11.5	$6.1	$27.5	$—	$110.6

	Three Months Ended March 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$251.9	$80.0	$160.9	$2.4	$—	$495.2
Intersegment operating revenues	11.5	—	5.4	0.2	(17.1)	—
Out-of-pocket reimbursements	13.6	1.3	174.3	—	(2.0)	187.2
Total revenues	277.0	81.3	340.6	2.6	(19.1)	682.4

Costs and expenses	209.7	69.5	312.8	1.7	(19.1)	574.6
Depreciation and amortization	16.9	4.7	10.8	0.8	—	33.2

Income from operations	50.4	7.1	17.0	0.1	—	74.6
Other income, net	(4.5)	0.1	(0.8)	78.4	—	73.2
Equity in earnings of unconsolidated affiliates	3.5	0.1	0.1	1.9	—	5.6

Earnings before interest and income taxes	$49.4	$7.3	$16.3	$80.4	$—	$153.4

Earnings before interest and income taxes in the segment reporting information above less interest expense of $9.3 million and $9.6 million for the three months ended June 30, 2013 and March 31, 2013 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

INTRODUCTION

DST Systems, Inc. (“we”, “our”, “us”, the “Company” or “DST”) uses proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, insurance, and healthcare markets. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solution offerings.
We manage our business through three operating segments, Financial Services, Healthcare Services and Customer Communications.  Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment. During fourth quarter 2014, we sold our wholly-owned U.K. subsidiary, DST Global Solutions Limited and certain related affiliates (“Global Solutions”). Global Solutions provided post-trade, middle-, and back-office investment management software applications, implementation and other professional services.
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

On April 7, 2015, we agreed to acquire asset manager Red Rocks Capital LLC, a leader in listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance related contingent consideration. The closing of this transaction is expected to occur in the second half of 2015.
Healthcare Services
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. We also continue to expand and enhance our Healthcare Services’ offerings to ensure we are able to address the changing needs of our clients within the complex and highly regulated health industries which we serve. For example, our pharmacy management business continues to make investments to expand our clinical, network, and analytic capabilities to help our customers and prospective customers achieve the best possible outcomes for their members and to allow us to more effectively compete in the broader competitive pharmacy benefit manager (“PBM”) market.
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
Customer Communications
Within our Customer Communications segment, we offer a full range of integrated print, mail, and electronic solutions to customers in the U.S., Canada and the U.K. We produce customized communications for our clients’ customers such as investment fund statements, explanation of health benefit statements, and monthly utility bills. We use proprietary and third- party software applications to provide the formatting, printing, mailing, electronic presentment and archiving of these types of communications. As one of the largest First-Class mailers in the U.S., we also provide a range of postal services to help clients optimize mail efficiencies and control postage expenses.
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
The Investments and Other segment’s revenues are derived from rental income from third-party real estate leases. Rental income is recorded as revenue when, based on lease terms, it is earned. The Investments and Other segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Investments and

Other segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates. We pay lease payments to certain real estate joint ventures.
Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations.  Transaction processing and Customer Communications volumes for mutual fund customers are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  We have historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales depend on the timing and size of the contract.
RESULTS OF OPERATIONS

The following table summarizes our operating results (in millions, except per share amounts). Additional information regarding our segments is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$495.7	$505.2	$(9.5)	(1.9)%
Out-of-pocket reimbursements	206.6	178.6	28.0	15.7%
Total revenues	702.3	683.8	18.5	2.7%

Costs and expenses	593.8	583.7	10.1	1.7%
Depreciation and amortization	29.4	32.0	(2.6)	(8.1)%
Income from operations	79.1	68.1	11.0	16.2%

Interest expense	(6.1)	(6.6)	0.5	(7.6)%
Other income, net	83.3	93.6	(10.3)	(11.0)%
Equity in earnings of unconsolidated affiliates	14.9	5.4	9.5	175.9%
Income before income taxes	171.2	160.5	10.7	6.7%
Income taxes	63.4	60.1	3.3	5.5%
Net income	$107.8	$100.4	$7.4	7.4%

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2015 were $702.3 million, an increase of $18.5 million or 2.7% compared to the three months ended March 31, 2014.  Consolidated operating revenues for the three months ended March 31, 2015 decreased $9.5 million or 1.9% as compared to the same period in 2014.

The decrease in consolidated operating revenues during the three months ended March 31, 2015 was primarily attributable to the combination of decreased operating revenues in the Financial Services segment as a result of the sale of Global Solutions in fourth quarter 2014 and negative foreign currency movements. Operating revenues in the Healthcare Services, Customer Communications and Investments and Other segments were relatively consistent in first quarter 2015 as compared to the first quarter 2014. Excluding the change resulting from the sale of Global Solutions of $14.9 million and negative movements in foreign currency of $7.3 million, consolidated operating revenues during the three months ended March 31, 2015 increased by $12.7 million as compared to the same period in 2014.

Consolidated OOP reimbursements for the three months ended March 31, 2015 increased $28.0 million or 15.7% as compared to the same period in 2014.  The increase in OOP reimbursements is primarily attributable to new client volumes in the Customer Communications segment.

Income from operations

Consolidated income from operations for the three months ended March 31, 2015 was $79.1 million, an increase of $11.0 million or 16.2% as compared to the same period in 2014.  The increase in operating income during the three months ended March 31, 2015 was primarily due to increases within the Financial Services and Customer Communications segments principally resulting from cost-savings achieved from the restructuring efforts implemented during the second half of 2014. Additionally, a gain from the sale of wholly-owned real estate resulted in an increase in income from operations within the Investments and Other segment. The Healthcare Services segment operating income decreased due to the partial deconversion of a client on January 1, 2015 and increased staffing costs partially offset by higher business process outsourcing revenues.

Interest expense

Interest expense for the three months ended March 31, 2015 was $6.1 million, a decrease of $0.5 million as compared to the three months ended March 31, 2014, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net realized gains from sale of available-for-sale securities	$74.1	$46.0
Net gain on private equity funds and other investments	7.7	10.9
Dividend income	1.9	36.2
Miscellaneous items	(0.4)	0.5
Other income, net	$83.3	$93.6

We recorded a gain of $72.8 million from the sale of approximately 1.1 million shares of State Street Corporation available-for-sale securities for the three months ended March 31, 2015 as compared to a gain of $39.7 million from the sale of approximately 0.6 million shares of State Street Corporation during the three months ended March 31, 2014.

Additionally, during the three months ended March 31, 2014 we received a $33.2 million cash dividend from a cost-method investment in a privately-held company.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
IFDS (U.K. and L.P.)	$7.3	$2.1
BFDS	1.4	1.8
Other	6.2	1.5
	$14.9	$5.4

DST’s equity in earnings of IFDS increased $5.2 million during the three months ended March 31, 2015, as compared to the same period in 2014. The increase is primarily the result of higher revenues from organic growth at existing customers and new client processing revenues. Additionally, IFDS had higher revenues recognized related to the ongoing conversion activities of the previously announced new wealth management clients in the U.K. These multi-year implementation efforts for the two new clients are continuing to progress and are expected to be completed in phases. Earnings will continue to be impacted by the rate of progress related to the conversions and therefore may not be consistent period to period throughout the implementation and conversion process. IFDS continues to incur significant costs to develop the new wealth management platform for the U.K. market and expand its infrastructure to prepare for the addition of these new clients and associated services offerings. Partially offsetting the higher IFDS operating results was negative foreign currency impacts in both the U.K. and Canada.

Total IFDS shareowner accounts serviced were 24.2 million at March 31, 2015, an increase of 0.4 million accounts or 1.7% from December 31, 2014 and an increase of 0.9 million accounts or 3.9% from March 31, 2014.  The increase in accounts for the three months ended March 31, 2015 is due to organic growth and new client conversions.

DST’s equity in BFDS earnings decreased $0.4 million during the three months ended March 31, 2015, as compared to the same period in 2014 as a result of lower shareowner processing revenues associated with reduced levels of accounts serviced.

Our equity in earnings of other unconsolidated affiliates increased $4.7 million during the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to gains from the sale of real estate assets.
Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended
	March 31,
	2015	2014
Total revenues	$261.5	$251.5
Costs and expenses	230.5	232.0
Depreciation and amortization	8.2	9.2
Income from operations	22.8	10.3
Non-operating income	0.6	0.8
Income before income taxes	23.4	11.1
Income taxes	5.9	3.3
Net income	$17.5	$7.8

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 37.0% for the three months ended March 31, 2015, compared to 37.4% for the three months ended March 31, 2014. A change in the proportional mix of domestic and international income caused a decrease in the tax rate in 2015 as compared to 2014. Additionally, the law that provided for research and experimentation credits expired on December 31, 2014 and accordingly no research and experimentation credits have been recorded during 2015.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 36.0% for full year 2015.  The full year 2015 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Business Segment Comparisons

As discussed within Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, beginning in 2015 we modified our reportable segment presentation to reflect changes in how we now operate the business and make resource allocations. Prior periods have been revised to reflect the new reportable operating segments. There was no impact to prior period non-GAAP adjustments as a result of the segment changes.

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$266.6	$271.8	$(5.2)	(1.9)%
Out-of-pocket reimbursements	17.0	16.1	0.9	5.6%
Total revenues	283.6	287.9	(4.3)	(1.5)%
Costs and expenses	220.0	230.0	(10.0)	(4.3)%
Depreciation and amortization	16.6	17.7	(1.1)	(6.2)%
Income from operations	$47.0	$40.2	$6.8	16.9%

Operating margin	17.6%	14.8%
The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	March 31,
	2015	2014
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	29.3	30.7
IRA mutual fund accounts	22.2	22.9
Other retirement accounts	8.2	8.3
Section 529 and Educational IRAs	8.8	9.2
Registered accounts - tax-advantaged	39.2	40.4
Total registered accounts	68.5	71.1
Subaccounts	29.4	27.0
Total U.S. mutual fund shareowner accounts processed	97.9	98.1

International mutual fund shareowner accounts processed:
IFDS U.K.	11.4	10.8
IFDS L.P. (Canada)	12.8	12.5
Total international mutual fund shareowner accounts processed	24.2	23.3

Defined contribution participant accounts	7.4	7.1

ALPS (in billions of U.S. dollars):
Assets Under Management	$15.4	$12.8
Assets Under Administration	$139.7	$171.7

Automatic Work Distributor workstations (in thousands)	212.5	210.9

	Three Months Ended
	March 31,
	2015	2014
Changes in registered accounts:
Beginning balance	68.8	71.2
Subaccounting conversions to DST platforms	(0.4)	—
Subaccounting conversions to non-DST platforms	(0.2)	(0.5)
Conversions to non-DST platforms	—	(0.1)
Organic growth	0.3	0.5
Ending balance	68.5	71.1

Changes in subaccounts:
Beginning balance	28.6	25.7
Conversions from non-DST registered platforms	—	0.6
Conversions from DST’s registered accounts	0.4	—
Organic growth	0.4	0.7
Ending balance	29.4	27.0

Changes in defined contribution participant accounts:
Beginning balance	7.2	6.9
Organic growth	0.2	0.2
Ending balance	7.4	7.1

Revenues

Financial Services segment total revenues for the three months ended March 31, 2015 were $283.6 million, a decrease of $4.3 million or 1.5% as compared to the same period in 2014.  Financial Services segment operating revenues for the three months ended March 31, 2015 were $266.6 million, a decrease of $5.2 million or 1.9% as compared to the same period in 2014.

The decrease in operating revenues for the three months ended March 31, 2015 is primarily due to the sale of Global Solutions in fourth quarter 2014. Global Solutions contributed $14.9 million of operating revenue for the three months ended March 31, 2014. Excluding Global Solutions 2014 results, Financial Services operating revenues increased by $9.7 million or 3.8% for the three months ended March 31, 2015 as compared to the same period in 2014 primarily driven from year-over-year growth across a number of our service offerings. Specifically, operating revenues increased as a result of growth in ALPS proprietary funds as well as organic and new client growth within Retirement Solutions and Brokerage Solutions. Additionally, software license revenues (excluding Global Solutions) of $8.5 million in first quarter 2015 were $1.6 million higher as compared to first quarter 2014 primarily from increased business process solutions software revenues. Offsetting these operating revenue increases were declines in mutual fund registered shareowner account processing revenues and negative foreign currency movements of $2.2 million.

Operating revenues from DST’s U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2015. Registered accounts decreased 0.3 million accounts or 0.4% from December 31, 2014 and decreased 2.6 million accounts or 3.7% from March 31, 2014.  The decline in registered accounts is primarily the result of accounts converting to subaccounting platforms and to non-DST platforms, partially offset by organic growth at existing clients. For the three months ended March 31, 2015, 0.6 million registered accounts have converted to subaccounts, of which 0.4 million converted to DST’s subaccounting platform. Subaccounts processed at March 31, 2015 were 29.4 million, an increase of 0.8 million accounts from December 31, 2014 and an increase of 2.4 million accounts from March 31, 2014. We also signed a contract with a new client during 2015 which, when fully converted, is expected to add approximately 700,000 new subaccounts to our platform.

U.S. operating revenues for the three months ended March 31, 2015 were $242.0 million, an increase of $8.7 million or 3.7% as compared to the same periods in 2014.  International operating revenues for the three months ended March 31, 2015 were $24.6 million, a decrease of $13.9 million or 36.1% as compared to the same period in 2014. Excluding the Global Solutions 2014 results, international operating revenues increased $1.0 million due to increased business process solutions revenue partially offset by negative foreign currency movements.

Costs and expenses

Financial Services segment costs and expenses were $220.0 million for the three months ended March 31, 2015, a decrease of $10.0 million or 4.3% as compared to the three months ended March 31, 2014.  Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  OOP costs, included in costs and expenses, were $17.0 million for the three months ended March 31, 2015, an increase of $0.9 million or 5.6% as compared to the same period in 2014.

Excluding OOP costs in 2015 and 2014, costs and expenses were $203.0 million for the three months ended March 31, 2015, a decrease of $10.9 million or 5.1% as compared to the same period in 2014.  Global Solutions incurred $14.2 million of operating costs and expenses for the three months ended March 31, 2014. Excluding Global Solutions 2014 results, Financial Services costs and expenses increased by $3.3 million or 1.7% for the three months ended March 31, 2015 as compared to the same period in 2014. On this basis, costs and expenses during 2015 were impacted by increased technology, security and regulatory compliance costs incurred to enhance our network infrastructure as well as higher costs associated with new business initiatives as we expand our Bluedoor wealth management platform in the U.K. market and make investments to further develop the ALPS, Applied Analytics and Brokerage Solutions service offerings. These increases to costs and expenses were partially offset by $2.1 million of foreign currency movements and cost savings achieved from the 2014 restructuring efforts.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three months ended March 31, 2015 was $16.6 million, a decrease of $1.1 million or 6.2% as compared to the same period in 2014. The decrease during the three months ended March 31, 2015 was primarily attributable to the sale of Global Solutions in 2014.

Income from operations

Financial Services segment income from operations for the three months ended March 31, 2015 was $47.0 million, an increase of $6.8 million or 16.9% as compared to the same period in 2014. Financial Services segment income from operations for the three months ended March 31, 2015 increased primarily from higher operating revenues and lower costs and expenses as well as from lower depreciation and amortization. The impacts to operating revenue and costs and expenses from the sale of Global Solutions and foreign currency movements largely offset, resulting in a minimal impact to operating income.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$91.9	$92.0	$(0.1)	(0.1)%
Out-of-pocket reimbursements	1.9	1.4	0.5	35.7%
Total revenues	93.8	93.4	0.4	0.4%
Costs and expenses	80.3	76.8	3.5	4.6%
Depreciation and amortization	4.6	4.9	(0.3)	(6.1)%
Income from operations	$8.9	$11.7	$(2.8)	(23.9)%

Operating margin	9.7%	12.7%
The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	March 31,
	2015	2014
DST Health Solutions covered lives	24.5	23.9

	Three Months Ended
	March 31,
	2015	2014
Argus pharmacy paid claims	119.9	117.4

Revenues

Healthcare Services segment total revenues for the three months ended March 31, 2015 were $93.8 million, an increase of $0.4 million or 0.4% as compared to the same period in 2014. Healthcare Services segment operating revenues for the three months ended March 31, 2015 were $91.9 million, a decrease of $0.1 million or 0.1% as compared to the same period in 2014.

Operating revenues for the three months ended March 31, 2015 were essentially flat as compared to the same period in 2014 primarily from lower pharmacy claims processing revenues resulting from the previously announced partial client deconversion on January 1, 2015, partially offset by increased medical claims transaction volume growth from new and existing clients and higher business process outsourcing revenues. Revenues were also higher than in the prior year as a result of increases in discount card services and other ancillary services. Operating revenues include approximately $2.6 million of software license fee revenues for the three months ended March 31, 2015, an increase of $1.0 million over the same period in 2014.

Costs and expenses

Healthcare Services segment costs and expenses were $80.3 million for the three months ended March 31, 2015, an increase of $3.5 million or 4.6% as compared to the same period in 2014. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three months ended March 31, 2015 was primarily attributable to increased staffing costs incurred to expand and enhance client services offerings and to service the increased medical transaction volumes. The increase in staffing is due to growth in business process outsourcing services which generally require a higher level of support.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three months ended March 31, 2015 was $4.6 million, a decrease of $0.3 million or 6.1% as compared to the same period in 2014.

Income from operations

Healthcare Services segment income from operations for the three months ended March 31, 2015 was $8.9 million, a decrease of $2.8 million as compared to the same period in 2014.  The decrease is primarily attributable to increased staffing costs incurred to expand and enhance client services offerings and to service the increased business process outsourcing medical transaction volumes, which generally require a higher level of staff support, partially offset by increased revenues.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$160.1	$158.9	$1.2	0.8%
Out-of-pocket reimbursements	192.0	164.0	28.0	17.1%
Total revenues	352.1	322.9	29.2	9.0%
Costs and expenses	323.7	298.1	25.6	8.6%
Depreciation and amortization	7.9	9.1	(1.2)	(13.2)%
Income from operations	$20.5	$15.7	$4.8	30.6%

Operating margin	12.8%	9.9%

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating Revenues
North America	$118.9	$109.6	$9.3	8.5%
United Kingdom	41.2	49.3	(8.1)	(16.4)%
Customer Communications segment	$160.1	$158.9	$1.2	0.8%

Income (loss) from Operations
North America	$21.2	$14.2	$7.0	49.3%
United Kingdom	(0.7)	1.5	(2.2)	(146.7)%
Customer Communications segment	$20.5	$15.7	$4.8	30.6%
The following table summarizes the Customer Communications segment’s statistical results (in millions):

	Three Months Ended
	March 31,
	2015	2014
Images Produced
North America	2,766.8	2,254.6
United Kingdom	472.7	555.1
Customer Communications segment	3,239.5	2,809.7

Packages Mailed
North America	547.3	488.6
United Kingdom	207.3	196.6
Customer Communications segment	754.6	685.2

Revenues

Customer Communications segment total revenues for the three months ended March 31, 2015 were $352.1 million, an increase of $29.2 million or 9.0% as compared to the same period in 2014.  Customer Communications operating revenues for the three months ended March 31, 2015 were $160.1 million, an increase of $1.2 million or 0.8% as compared to the same period in 2014. Out-of-pocket reimbursement revenues for the three months ended March 31, 2015 were $192.0 million, an increase of $28.0 million or 17.1% as compared to the same period in 2014 primarily due to new client volumes in North America.

Customer Communications North America operating revenues increased $9.3 million or 8.5% during the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily from new volumes as we continue to convert previously announced new clients, partially offset by unfavorable foreign currency exchange rate movements of $1.3 million related to our Canadian operations.

Customer Communications U.K. operating revenues decreased $8.1 million or 16.4% for the three months ended March 31, 2015, as compared to the same period in 2014 primarily attributable to $3.8 million of unfavorable foreign currency exchange rates movements combined with lower volumes from existing clients.

Costs and expenses

Customer Communications segment costs and expenses were $323.7 million for the three months ended March 31, 2015, an increase of $25.6 million or 8.6% as compared to the same period in 2014.  Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2015 and 2014, costs and expenses decreased $2.4 million or 1.8% for the three months ended March 31, 2015 to $131.7 million.

Excluding OOP costs, Customer Communications North America costs and expenses increased $2.9 million for the three months ended March 31, 2015, primarily from higher variable expenses to support the increased revenues, partially offset by savings achieved through the consolidation of certain operating facilities in fourth quarter 2014.  Excluding OOP costs, Customer Communications U.K. costs and expenses decreased $5.3 million during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to $3.8 million of foreign currency exchange rate movements combined with lower variable costs associated with lower volumes.

Depreciation and amortization

Customer Communications segment depreciation and amortization expense for the three months ended March 31, 2015 was $7.9 million, a decrease of $1.2 million or 13.2% as compared to the same period in 2014.  Depreciation and amortization expense decreased $0.6 million in North America and $0.6 million in the U.K. during the three months ended March 31, 2015, respectively, as compared to the three months ended March 31, 2014, primarily due to lower capital expenditures.

Income from operations

Customer Communications segment income from operations for the three months ended March 31, 2015 increased $4.8 million as compared to the same period in 2014.  During the three months ended March 31, 2015, Customer Communications North America income from operations increased $7.0 million and Customer Communications U.K. income from operations decreased $2.2 million.  The increase in Customer Communications North America income from operations is primarily due to higher operating revenues, partially offset by higher costs from increased variable expenses incurred to support the increased revenues and from cost saving measures from closing production plants during fourth quarter 2014.  The decrease in Customer Communications U.K. income from operations is due to lower revenues, partially offset by lower operating costs and lower depreciation.

INVESTMENTS AND OTHER SEGMENT

The following table presents the financial results of the Investments and Other segment (in millions):

	Three Months Ended		Change
	March 31,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$0.7	$2.3	$(1.6)	(69.6)%
Out-of-pocket reimbursements	—	—	—	—%
Total revenues	0.7	2.3	(1.6)	(69.6)%
Costs and expenses	(2.3)	1.5	(3.8)	(253.3)%
Depreciation and amortization	0.3	0.3	—	—%
Income from operations	$2.7	$0.5	$2.2	440.0%

Operating margin	385.7%	21.7%
Revenues

Investments and Other segment total revenues were $0.7 million for the three months ended March 31, 2015, a decrease of $1.6 million or 69.6% as compared to the same period in 2014 due to the sale of real estate assets during 2014 that were primarily leased to third parties. The majority of the revenues in the Investments and Other segment are derived from the lease of facilities to third parties.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment.  For the three months ended March 31, 2015, the Investments and Other segment recognized a gain of $3.0 million on the sale of real estate. Excluding this gain, costs and expenses declined $0.8 million for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of lower occupancy costs due to the sale of real estate assets during 2014.

Depreciation and amortization

Investments and Other segment depreciation and amortization expense was $0.3 million during both the three months ended March 31, 2015 and 2014.

Income from operations

The Investments and Other segment recorded income from operations of $2.7 million during the three months ended March 31, 2015, an increase of $2.2 million as compared to the same period in 2014.  The increase in operating income for the three months ended March 31, 2015 is primarily due to the $3.0 million gain on the sale of real estate, partially offset by lower operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $367.9 million at March 31, 2015) and other assets, and that our longer term liquidity and capital requirements will also be met through cash provided by operating activities, and bank credit facilities.  At March 31, 2015, we had approximately $935.3 million of availability under our domestic revolving credit facilities. We expect to renew our accounts receivable securitization program.

Sources and uses of cash

We had $111.7 million and $151.7 million of cash and cash equivalents at March 31, 2015 and December 31, 2014, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used returns on the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchase, for new products, business acquisitions, payments on debt, stock repurchases and dividend payments.  During the first quarter of 2015, our Board of Directors authorized the use of cash, not to exceed $75.0 million in the aggregate, to invest as seed money in newly launched funds. We anticipate that these seed money investments will enable the funds to more quickly achieve critical mass, establish a proven track record and obtain third-party investments. Information on our consolidated cash flows for the three months ended March 31, 2015 and 2014 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $12.3 million during the three months ended March 31, 2015 compared to $71.3 million for the three months ended March 31, 2014, a decrease of $59.0 million.

Operating cash flows during the three months ended March 31, 2015 resulted principally from net income of $107.8 million adjusted for non-cash or non-operating items including net gains on investments of $73.8 million, equity in earnings of unconsolidated affiliates of $14.9 million, depreciation and amortization expense of $29.4 million and a $38.5 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $66.0 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $33.8 million source of cash for income taxes payable primarily driven by the timing of tax payments on investment sales.

Operating cash flows during the three months ended March 31, 2014 resulted principally from net income of $100.4 million, which included dividend income from an investment in a private company of $33.2 million. Net income was adjusted for non-cash or non-operating items including net gains on investments of $45.7 million, equity in earnings of unconsolidated affiliates of $5.4 million and depreciation and amortization expense of $32.0 million. Cash provided from operating activities also resulted from a $12.9 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $50.8 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $51.9 million source of cash for income taxes payable primarily driven by the timing of tax payments on investment sales. In addition, we had operating cash flows from the sale of trading securities (included within Other, net) of approximately $12.4 million during the three months ended March 31, 2014.

Investing activities

Cash flows provided by investing activities were $147.5 million during the three months ended March 31, 2015, as compared to $37.5 million for the three months ended March 31, 2014, an increase of $110.0 million.  The increase is primarily attributable to higher proceeds from sales and maturities of investments, fluctuations within funds held to satisfy client fund obligations and proceeds from unconsolidated affiliates, which were partially offset by funds utilized to acquire the strategic advisory firm, kasina LLC, in January 2015.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2015	2014
Financial Services	$18.7	$20.1
Healthcare Services	2.2	2.6
Customer Communications	6.6	8.7
Investments and Other	—	—
	$27.5	$31.4

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or draws from bank lines of credit, as required.

Financing activities

Cash flows used in financing activities were $199.8 million during the three months ended March 31, 2015 as compared to $31.2 million for the three months ended March 31, 2014.

Common stock repurchases

On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions. We repurchased approximately 0.8 million shares of DST common stock for $75.0 million during the three months ended March 31, 2015, of which $50.0 million was repurchased under a previous share repurchase plan. The remaining $25.0 million was repurchased under the new $250.0 million share repurchase plan. There was approximately $225.0 million remaining under our existing share repurchase plan at March 31, 2015. We did not repurchase any shares of DST common stock during the three months ended March 31, 2014.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $329.3 million and $399.6 million of client funds obligations at March 31, 2015 and December 31, 2014, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We have also utilized bridge loans as necessary to augment the above sources of debt financing. We had $512.5 million and $552.9 million of debt outstanding at March 31, 2015 and December 31, 2014, respectively, a decrease of $40.4 million during the three months ended March 31, 2015.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. Our debt arrangements are described in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.8 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at March 31, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of March 31, 2015, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.  Changes in interest rates and exchange rates have not materially impacted our consolidated financial position, results of operations or cash flows.  Changes in equity values of our investments have had a material effect on our comprehensive income and financial position.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of March 31, 2015 was approximately $367.9 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $22.8 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position and results of operations.

Interest rate risk

We and certain of our joint ventures, derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2015, DST and BFDS had average daily cash balances of approximately $2.2 billion maintained in such accounts, of which approximately $1.4 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $7.4 million of net income (loss).

At March 31, 2015, we had $512.5 million of debt, of which $126.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt. The effect of changes in interest rates on our variable rate debt is partly offset by changes in interest rates attributable to earnings derived from cash balances we hold for clients.

Foreign currency exchange rate risk

The operation of our subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Our international subsidiaries use the local currency as the functional currency.  We translate our assets and liabilities at period-end exchange rates, and translate income and expense accounts at average rates during the year.  Currency exchange rate fluctuations have not historically materially affected our consolidated financial results.

At March 31, 2015, our international subsidiaries had approximately $307.3 million in total assets, and for the three months ended March 31, 2015, these international subsidiaries recorded net income of approximately $2.2 million.  We estimate that a 10% change in exchange rates could change total consolidated assets by approximately $30.7 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.2 million for the three months ended March 31, 2015.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $157.8 million at March 31, 2015. The fair value of the contracts that qualify for hedge accounting results in a net asset of $0.1 million at March 31, 2015. We estimate that a 10% change in exchange rates would result in a $0.5 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.1 million at March 31, 2015. We estimate a 10% change in exchange rates on these contracts would result in a $8.6 million change to consolidated net income. All gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2015.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors previously disclosed in the 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	530,142	(1)	$95.28	$49,999,971	$250,000,000	(2)
February 1 — February 28	128	(1)	108.34	—	250,000,000	(2)
March 1 — March 31	268,677	(1)	105.98	24,999,903	225,000,097	(2)
Total	798,947		$103.86	$74,999,874	$225,000,097	(2)
__________________________________________________

(1)
For the three months ended March 31, 2015, we purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 38,329 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 5,329 shares were purchased in January 2015, 128 shares were purchased in February 2015 and 32,872 shares were purchased in March 2015.

(2)
During January 2015, we spent $50.0 million to purchase 525,000 shares which completed the existing share repurchase plan. On January 28, 2015, the DST Board of Directors authorized a $250.0 million share repurchase plan. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

On May 27, 2014,  Douglas W. Fleming was appointed as Chief Accounting Officer.  Mr. Fleming, age 56, formerly served as Chief Accounting Officer at FishNet Security, a provider of information security solutions, from February 2013 to May 2014.  Mr. Fleming served as Vice President and Corporate Controller at Smith Electric Vehicles from November 2010 to February 2013.  Prior to joining Smith Electric Vehicles, Mr. Fleming served as Vice President and Corporate Controller at American Italian Pasta Company, a pasta manufacturing company, from 2008 through November 2010.

 (b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1	Form of Performance Stock Unit Agreement for PSU awards after 2014*

10.2	Form of Restricted Stock Unit Agreement (time vesting) for RSU awards after 2014*

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 5, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________
* Represents a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2015

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)