Form 10-Q
period 2015-06-30
DST SYSTEMS INC
filed 2015-08-04
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2015:
Common Stock $0.01 par value — 35,843,952

DST Systems, Inc.
Form 10-Q
June 30, 2015

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$103.0	$151.7
Funds held on behalf of clients	214.6	356.2
Client funding receivable	44.6	43.4
Accounts receivable	354.7	349.6
Other assets	70.7	71.0
	787.6	971.9

Investments	453.6	656.6
Unconsolidated affiliates	311.1	298.7
Properties, net	417.2	403.6
Intangible assets, net	115.3	122.5
Goodwill	419.8	414.7
Other assets	58.6	74.9
Total assets	$2,563.2	$2,942.9

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$151.7	$167.3
Client funds obligations	259.1	399.6
Accounts payable	93.7	101.8
Accrued compensation and benefits	123.8	168.0
Deferred revenues and gains	53.9	53.9
Income taxes payable	0.3	17.6
Other liabilities	107.1	113.7
	789.6	1,021.9

Long-term debt	346.5	385.6
Income taxes payable	89.6	80.1
Deferred income taxes	109.1	186.4
Other liabilities	34.3	32.5
Total liabilities	1,369.1	1,706.5
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	125.1	114.4
Retained earnings	1,876.1	1,682.9
Treasury stock (13.6 million and 12.4 million shares, respectively), at cost	(886.8)	(748.3)
Accumulated other comprehensive income	79.2	186.9
Total stockholders’ equity	1,194.1	1,236.4
Total liabilities and stockholders’ equity	$2,563.2	$2,942.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues	$500.4	$509.6	$996.1	$1,014.8
Out-of-pocket reimbursements	194.1	169.9	400.7	348.5

Total revenues	694.5	679.5	1,396.8	1,363.3

Costs and expenses	595.6	576.1	1,189.4	1,159.8
Depreciation and amortization	29.8	32.1	59.2	64.1

Income from operations	69.1	71.3	148.2	139.4

Interest expense	(6.1)	(7.0)	(12.2)	(13.6)
Other income, net	92.3	131.2	175.6	224.8
Equity in earnings of unconsolidated affiliates	12.8	9.6	27.7	15.0

Income before income taxes	168.1	205.1	339.3	365.6
Income taxes	60.6	67.3	124.0	127.4

Net income	$107.5	$137.8	$215.3	$238.2

Weighted average common shares outstanding	36.6	40.9	36.9	41.4
Weighted average diluted shares outstanding	37.0	41.2	37.3	41.8

Basic earnings per share	$2.94	$3.37	$5.84	$5.75
Diluted earnings per share	$2.91	$3.34	$5.78	$5.70

Cash dividends per share of common stock	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$107.5	$137.8	$215.3	$238.2

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(46.1)	(8.5)	(103.5)	(49.9)
Cash flow hedges	0.1	0.2	0.2	0.4
Foreign currency translation adjustments	5.9	1.7	(4.4)	2.1
Other comprehensive loss	(40.1)	(6.6)	(107.7)	(47.4)

Comprehensive income	$67.4	$131.2	$107.6	$190.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows — operating activities:
Net income	$215.3	$238.2
Depreciation and amortization	59.2	64.1
Net gains on investments	(160.6)	(149.7)
Gain on sale of properties	(3.1)	(0.6)
Amortization of share-based compensation	14.4	10.3
Equity in earnings of unconsolidated affiliates	(27.7)	(15.0)
Cash dividends from unconsolidated affiliates	3.2	1.5
Gain on contract to repurchase common stock	—	(18.1)
Deferred income taxes	(12.1)	(3.1)
Changes in accounts receivable	(4.3)	(13.5)
Changes in other assets	2.6	3.7
Changes in accounts payable and accrued liabilities	(11.4)	0.5
Changes in income taxes payable	(7.9)	24.5
Changes in deferred revenues and gains	(1.3)	(1.7)
Changes in accrued compensation and benefits	(44.8)	(23.1)
Other, net	3.8	10.3
Net cash provided from operating activities	25.3	128.3
Cash flows — investing activities:
Cash paid for capital expenditures	(59.5)	(59.8)
Investments in securities	(43.6)	(44.4)
Proceeds from unconsolidated affiliates	10.5	8.6
Proceeds from sales/maturities of investments	234.9	214.9
Net change in restricted cash and cash equivalents held to satisfy client funds obligations	141.6	(14.0)
Proceeds from sale of properties	4.6	0.7
Acquisition of a business, net of cash acquired	(8.5)	—
Proceeds from sale of business, net of cash and cash equivalents sold	7.9	—
Net cash provided from investing activities	287.9	106.0
Cash flows — financing activities:
Proceeds from issuance of common stock	7.4	9.8
Principal payments on debt	(9.2)	(130.0)
Net borrowings (repayments) on revolving credit facilities	(30.4)	118.5
Net repayments on accounts receivable securitization program	(15.0)	—
Net change in client funds obligations	(141.6)	14.0
Common stock repurchased	(154.7)	(205.7)
Payment of cash dividends	(22.1)	(24.5)
Excess tax benefits from share-based compensation	3.9	4.6
Other, net	(0.2)	(0.2)
Net cash used for financing activities	(361.9)	(213.5)

Net increase (decrease) in cash and cash equivalents	(48.7)	20.8
Cash and cash equivalents, beginning of period	151.7	62.5
Cash and cash equivalents, end of period	$103.0	$83.3
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

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year 2015.

Segment presentation

Beginning in 2015, we modified our reportable segment presentation to reflect changes in how we operate the business and make resource allocations. Certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been moved from our Investments and Other segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within the Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
New authoritative accounting guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact on the consolidated financial results. At June 30, 2015, the Company had approximately $4.1 million of debt issuance costs, net included in Other assets in the Consolidated Balance Sheet.

In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard update, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The new consolidation guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a Variable Interest Entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The guidance is effective for us beginning with the first quarter 2016. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers,” which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for us beginning with the first quarter 2018 and may be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of this standard is permitted as of January 2017. We

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

are currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

2. Investments

Investments are as follows (in millions):

	Carrying Value
	June 30, 2015	December 31, 2014
Available-for-sale securities:
State Street Corporation	$168.0	$350.7
Other available-for-sale securities	115.6	124.8
	283.6	475.5
Other:
Trading securities	24.2	25.1
Cost method and other investments	145.8	156.0
	170.0	181.1
Total investments	$453.6	$656.6

Certain information related to our available-for-sale securities is as follows (in millions):

	June 30, 2015	December 31, 2014
Book cost basis	$115.8	$140.2
Gross unrealized gains	169.5	336.6
Gross unrealized losses	(1.7)	(1.3)
Market value	$283.6	$475.5

At June 30, 2015 and December 31, 2014, the carrying value of our available-for-sale investments was $283.6 million and $475.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $69.2 million and $138.9 million at June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015 and 2014, we received $224.5 million and $86.7 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $87.8 million and $2.1 million and gross realized losses of $0.9 million and $0.2 million were recorded during the three months ended June 30, 2015 and 2014, respectively, from the sale of available-for-sale securities. Gross realized gains of $163.3 million and $48.2 million and gross realized losses of $2.4 million and $0.3 million were recorded during the six months ended June 30, 2015 and 2014, respectively, from the sale of available-for-sale securities.

A decline in an available-for-sale security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income. We had no significant other than temporary losses in value for the three and six months ended June 30, 2015 and 2014.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position at June 30, 2015 and December 31, 2014 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Common stock	$31.5	$1.7	$—	$—	$31.5	$1.7

December 31, 2014
Common stock	$17.1	$1.3	$—	$—	$17.1	$1.3

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

We are a limited partner in various private equity funds which are primarily accounted for using the cost method.  At June 30, 2015 and December 31, 2014, our carrying value of these private equity fund investments was approximately $131.2 million and $141.4 million, respectively.  At June 30, 2015, we had future capital commitments related to these private equity fund investments of approximately $5.2 million. Additionally, we have other investments with a carrying value of $14.6 million at both June 30, 2015 and December 31, 2014.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We recorded no impairments on cost method and other investments during the three and six months ended June 30, 2015 and recorded $1.3 million and $1.6 million of impairments during the three and six months ended June 30, 2014, respectively.

3. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	June 30, 2015	December 31, 2014
International Financial Data Services (U.K. and L.P.)	50%	$201.7	$186.0
Boston Financial Data Services, Inc.	50%	80.1	77.6
Unconsolidated real estate and other affiliates		29.3	35.1
Total		$311.1	$298.7

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
International Financial Data Services (U.K. and L.P.)	$9.7	$1.0	$17.0	$3.1
Boston Financial Data Services, Inc.	1.1	1.2	2.5	3.0
Unconsolidated real estate and other affiliates	2.0	7.4	8.2	8.9
Total	$12.8	$9.6	$27.7	$15.0

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

As of June 30, 2015 and December 31, 2014, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include our money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1.  In addition, we have investments in pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for investments in pooled funds is determined using net asset value.  Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Accordingly, our investments in pooled funds and derivative instruments have been classified as Level 2.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$165.4	$165.4	$—	$—
Equity securities (2)	307.8	307.8	—	—
Pooled funds (2)	5.4	—	5.4	—
Deferred compensation liabilities (3)	(24.2)	(24.2)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$454.0	$449.0	$5.0	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$141.0	$141.0	$—	$—
Equity securities (2)	500.6	500.6	—	—
Pooled funds (2)	5.6	—	5.6	—
Deferred compensation liabilities (3)	(25.1)	(25.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$621.6	$616.5	$5.1	$—
_____________________________________________________
(1) Included in Cash and cash equivalents and Funds held on behalf of clients on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

5. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$165.0	$63.6	$165.0	$57.8
Other	29.9	16.0	29.9	14.6
Total	$194.9	$79.6	$194.9	$72.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for three and six months ended June 30, 2015 was approximately $3.6 million and $7.2 million, respectively, as compared to $3.8 million and $7.6 million for the three and six months ended June 30, 2014, respectively. The following table summarizes the estimated annual amortization for intangible assets recorded as of June 30, 2015 (in millions):

Remainder of 2015	$7.1
2016	14.1
2017	14.0
2018	13.8
2019	13.1
Thereafter	53.2
Total	$115.3

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2015, by segment (in millions):

	December 31, 2014	Acquisitions	Disposals	Other	June 30, 2015
Financial Services	$234.4	$9.9	$—	$(4.9)	$239.4
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	25.3	—	—	0.1	25.4
Total	$414.7	$9.9	$—	$(4.8)	$419.8

Due to the new segment reporting effective as of January 1, 2015, goodwill of approximately $6.7 million was reallocated from the Customer Communications segment to the Financial Services segment based on the relative fair values of the businesses transferred. Prior period amounts above have been revised to reflect the reallocated goodwill.

6. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	June 30, 2015	December 31, 2014
Accounts receivable securitization program	$105.0	$120.0
Revolving credit facilities	13.9	44.3
Senior notes	370.0	370.0
Related party credit agreements	2.6	3.7
Other indebtedness	6.7	14.9
	498.2	552.9
Less current portion of debt	151.7	167.3
Long-term debt	$346.5	$385.6

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million.  In May 2015, the Company renewed its accounts receivable securitization program. The facility will expire by its terms in May 2018, unless renewed.

The outstanding amount under the program was $105.0 million and $120.0 million at June 30, 2015 and December 31, 2014, respectively.  During the six months ended June 30, 2015 and 2014, total proceeds from the accounts receivable securitization program were approximately $499.6 million and $505.1 million, respectively, and total repayments were approximately $514.6 million and $505.1 million, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

At June 30, 2015, the syndicated line of credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. During the six months ended June 30, 2015 and 2014, total proceeds from our revolving credit facilities were approximately $377.8 million and $521.2 million, respectively, and total repayments were approximately $408.2 million and $402.7 million respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

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

As of June 30, 2015 and December 31, 2014, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$40.0	$40.1	$40.0	$40.5
Senior notes - Series B	105.0	109.8	105.0	110.5
Senior notes - Series C	65.0	68.9	65.0	69.3
Senior notes - Series D	160.0	173.3	160.0	174.7
Total	$370.0	$392.1	$370.0	$395.0

7. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate was 36.0% and 36.5% for the three and six months ended June 30, 2015, respectively, compared to 32.8% and 34.8% for the three and six months ended June 30, 2014, respectively.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

8. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$107.5	$137.8	$215.3	$238.2

Weighted average common shares outstanding	36.6	40.9	36.9	41.4
Incremental shares from restricted stock units and stock options	0.4	0.3	0.4	0.4
Weighted average diluted shares outstanding	37.0	41.2	37.3	41.8

Basic earnings per share	$2.94	$3.37	$5.84	$5.75
Diluted earnings per share	$2.91	$3.34	$5.78	$5.70

We had approximately 36.4 million and 39.7 million common shares outstanding at June 30, 2015 and 2014, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and six months ended June 30, 2015 and 2014.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the six months ended June 30, 2015, we granted approximately 0.3 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the six months ended June 30, 2015, we had 0.1 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At June 30, 2015, we had 0.9 million unvested RSU’s and 0.5 million stock options outstanding.

We recognized share based compensation expense of $7.5 million and $14.4 million during the three and six months ended June 30, 2015, respectively, as compared to $6.0 million and $10.3 million during the three and six months ended June 30, 2014, respectively.  At June 30, 2015, we had $51.8 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and restricted stock unit grants will be approximately $15.6 million for the remainder of 2015, $16.8 million for 2016, $6.3 million for 2017 and $1.1 million for 2018. Future expense recognition is not projected on approximately $12.0 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2014	$207.2	$(0.3)	$(20.0)	$186.9
Net current period other comprehensive income (loss)	(103.5)	0.2	(4.4)	(107.7)
Balance, June 30, 2015	$103.7	$(0.1)	$(24.4)	$79.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company:

	Three Months Ended
	June 30,
	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$11.8	$8.4	$(12.0)	$(7.3)
Reclassification of gains into net earnings on available-for-sale securities (1)	(86.9)	(54.5)	(1.9)	(1.2)
Net change in available-for-sale securities	(75.1)	(46.1)	(13.9)	(8.5)
Cash flow hedges
Unrealized gains on cash flow hedges	(0.1)	—	0.3	0.2
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.1	0.1	—	—
Net change in cash flow hedges	—	0.1	0.3	0.2
Cumulative translation adjustments	5.9	5.9	1.7	1.7
Total other comprehensive loss	$(69.2)	$(40.1)	$(11.9)	$(6.6)

	Six Months Ended
	June 30,
	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized losses on available-for-sale securities	$(6.4)	$(3.8)	$(33.0)	$(20.7)
Reclassification of gains into net earnings on available-for-sale securities (1)	(160.9)	(99.7)	(47.9)	(29.2)
Net change in available-for-sale securities	(167.3)	(103.5)	(80.9)	(49.9)
Cash flow hedges
Unrealized gains on cash flow hedges	—	—	0.3	0.2
Reclassification of losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.2	0.2	0.2
Net change in cash flow hedges	0.2	0.2	0.5	0.4
Cumulative translation adjustments	(4.4)	(4.4)	2.1	2.1
Total other comprehensive loss	$(171.5)	$(107.7)	$(78.3)	$(47.4)
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

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $45.4 million and $50.2 million at June 30, 2015 and December 31, 2014, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $22.7 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both June 30, 2015 and December 31, 2014, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the six months ended June 30, 2015, we repurchased approximately 1.4 million shares of DST common stock for $150.0 million under our share repurchase plans. Additionally, during July 2015, we spent $75.0 million to repurchase 0.6 million shares. On July 29, 2015 our Board of Directors authorized an additional $250.0 million of share repurchases which is

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

incremental to the existing plan. As of July 31, 2015, there was approximately $325.0 million remaining under the amended share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $4.7 million and $5.7 million during the six months ended June 30, 2015 and 2014, respectively.

Dividends

Our Board of Directors declared a quarterly cash dividend of $0.30 per common share during the first and second quarter of 2015. Total dividends paid for the six months ended June 30, 2015 were $22.1 million, of which $11.0 million were paid in June 2015 and $11.1 million were paid in March 2015. On July 29, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable September 11, 2015, to shareholders of record at the close of business on August 28, 2015.

9. Commitments and Contingencies

We have letters of credit and bank guarantees of $10.0 million and $9.6 million outstanding at June 30, 2015 and December 31, 2014, respectively.  Letters of credit are secured by our debt facilities.

We have entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment. Additionally, we have adopted the DST Systems, Inc. Executive Severance Plan which provides certain benefits to participants in the event of a qualifying termination under the plan.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.7 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at June 30, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

On July 31, 2015, we acquired 100% of the equity interests of asset manager Red Rocks Capital LLC, a leader in listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance related contingent consideration. The acquisition provides us additional opportunities within the alternative investments marketplace to enhance our ongoing asset management strategy. We have not finalized the valuation of the assets acquired and, as a result, have not finalized the determination of the fair value of assets acquired and liabilities assumed.

On July 9, 2015, we agreed to acquire Wealth Management Systems Inc., a leading provider of technology-based rollover services, for $64.0 million. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms, helping asset managers and broker-dealers grow and retain assets in the retirement marketplace. The closing of this transaction, which is subject to regulatory approvals and other closing conditions, is expected to occur before the end of 2015.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

As mentioned in Note 1, beginning in 2015, we modified our reportable segment presentation to reflect changes in how our chief operating decision maker (“CODM”) now operates the business and makes resource allocations. Due to modifications in how we manage our businesses, certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services Segment rather than the Customer Communications Segment. Additionally, real estate utilized principally by our business operations has been moved from our Investments and Other Segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within the Investments and Other Segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2015	December 31, 2014
Financial Services	$1,166.7	$1,428.2
Healthcare Services	364.3	391.3
Customer Communications	422.9	384.0
Investments and Other	610.7	741.9
Elimination Adjustments	(1.4)	(2.5)
	$2,563.2	$2,942.9

We evaluate the performance of our operating segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Summarized financial information concerning our segments, including historical annual information revised to reflect the new segment realignment, is shown in the following tables (in millions):

	Three Months Ended June 30, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$258.1	$92.1	$149.5	$0.7	$—	$500.4
Intersegment operating revenues	13.0	—	5.3	—	(18.3)	—
Out-of-pocket reimbursements	14.2	1.6	180.6	—	(2.3)	194.1
Total revenues	285.3	93.7	335.4	0.7	(20.6)	694.5

Costs and expenses	225.7	78.9	311.1	0.5	(20.6)	595.6
Depreciation and amortization	17.1	4.6	8.0	0.1	—	29.8

Income from operations	42.5	10.2	16.3	0.1	—	69.1
Other income, net	0.4	0.1	0.1	91.7	—	92.3
Equity in earnings of unconsolidated affiliates	10.8	—	0.1	1.9	—	12.8

Earnings before interest and income taxes	$53.7	$10.3	$16.5	$93.7	$—	$174.2

	Three Months Ended June 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$268.7	$92.9	$145.9	$2.1	$—	$509.6
Intersegment operating revenues	12.7	—	6.6	0.2	(19.5)	—
Out-of-pocket reimbursements	14.7	1.6	156.5	0.1	(3.0)	169.9
Total revenues	296.1	94.5	309.0	2.4	(22.5)	679.5

Costs and expenses	225.2	83.0	288.8	1.6	(22.5)	576.1
Depreciation and amortization	17.5	4.8	9.4	0.4	—	32.1

Income from operations	53.4	6.7	10.8	0.4	—	71.3
Other income, net	17.9	—	0.1	113.2	—	131.2
Equity in earnings of unconsolidated affiliates	7.8	0.2	0.2	1.4	—	9.6

Earnings before interest and income taxes	$79.1	$6.9	$11.1	$115.0	$—	$212.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $6.1 million and $7.0 million for the three months ended June 30, 2015 and 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Six Months Ended June 30, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$508.6	$184.0	$302.1	$1.4	$—	$996.1
Intersegment operating revenues	29.1	—	12.8	—	(41.9)	—
Out-of-pocket reimbursements	31.2	3.5	372.6	—	(6.6)	400.7
Total revenues	568.9	187.5	687.5	1.4	(48.5)	1,396.8

Costs and expenses	445.7	159.2	634.8	(1.8)	(48.5)	1,189.4
Depreciation and amortization	33.7	9.2	15.9	0.4	—	59.2

Income from operations	89.5	19.1	36.8	2.8	—	148.2
Other income (loss), net	(1.0)	0.1	0.1	176.4	—	175.6
Equity in earnings of unconsolidated affiliates	19.5	0.1	0.3	7.8	—	27.7

Earnings before interest and income taxes	$108.0	$19.3	$37.2	$187.0	$—	$351.5

	Six Months Ended June 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$527.6	$184.9	$298.2	$4.1	$—	$1,014.8
Intersegment operating revenues	25.6	—	13.2	0.5	(39.3)	—
Out-of-pocket reimbursements	30.8	3.0	320.5	0.1	(5.9)	348.5
Total revenues	584.0	187.9	631.9	4.7	(45.2)	1,363.3

Costs and expenses	455.2	159.8	586.9	3.1	(45.2)	1,159.8
Depreciation and amortization	35.2	9.7	18.5	0.7	—	64.1

Income from operations	93.6	18.4	26.5	0.9	—	139.4
Other income, net	20.1	—	0.2	204.5	—	224.8
Equity in earnings of unconsolidated affiliates	11.7	0.3	0.6	2.4	—	15.0

Earnings before interest and income taxes	$125.4	$18.7	$27.3	$207.8	$—	$379.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $12.2 million and $13.6 million for the six months ended June 30, 2015 and 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

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
Services are provided either under a software as a service (“SaaS”) model or on a business process outsourcing (“BPO”) basis. Our BPO service offerings are enhanced by our proprietary workflow software, AWD, which is also licensed separately to third parties.
In the U.S. we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts) either directly by DST or through BFDS, our domestic joint venture with State Street Corporation

(“State Street”). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a SaaS and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P. which are joint ventures with State Street.
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

On July 31, 2015, we acquired asset manager Red Rocks Capital LLC, a leader in listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance related contingent consideration. The acquisition provides us additional opportunities within the alternative investments marketplace to enhance our ongoing asset management strategy.
On July 9, 2015, we agreed to acquire Wealth Management Systems Inc., a leading provider of technology-based rollover services, for $64.0 million. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms helping asset managers and broker-dealers grow and retain assets in the retirement marketplace. The closing of this transaction is expected to occur before the end of 2015 and is subject to regulatory approvals and other closing conditions.
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
During the second quarter 2015, we renewed our contract with a significant Healthcare Services client which extends our contract to provide them pharmacy claims processing, reporting and other administration services through June 2020.
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
The Investments and Other segment’s revenues are derived from rental income from third-party real estate leases. Rental income is recorded as revenue when, based on lease terms, it is earned. The Investments and Other segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Investments and Other segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates. We make lease payments to certain real estate joint ventures.
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

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$500.4	$509.6	$(9.2)	(1.8)%
Out-of-pocket reimbursements	194.1	169.9	24.2	14.2%
Total revenues	694.5	679.5	15.0	2.2%

Costs and expenses	595.6	576.1	19.5	3.4%
Depreciation and amortization	29.8	32.1	(2.3)	(7.2)%
Income from operations	69.1	71.3	(2.2)	(3.1)%

Interest expense	(6.1)	(7.0)	(0.9)	(12.9)%
Other income, net	92.3	131.2	(38.9)	(29.6)%
Equity in earnings of unconsolidated affiliates	12.8	9.6	3.2	33.3%
Income before income taxes	168.1	205.1	(37.0)	(18.0)%
Income taxes	60.6	67.3	(6.7)	(10.0)%
Net income	$107.5	$137.8	$(30.3)	(22.0)%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$996.1	$1,014.8	$(18.7)	(1.8)%
Out-of-pocket reimbursements	400.7	348.5	52.2	15.0%
Total revenues	1,396.8	1,363.3	33.5	2.5%

Costs and expenses	1,189.4	1,159.8	29.6	2.6%
Depreciation and amortization	59.2	64.1	(4.9)	(7.6)%
Income from operations	148.2	139.4	8.8	6.3%

Interest expense	(12.2)	(13.6)	(1.4)	(10.3)%
Other income, net	175.6	224.8	(49.2)	(21.9)%
Equity in earnings of unconsolidated affiliates	27.7	15.0	12.7	84.7%
Income before income taxes	339.3	365.6	(26.3)	(7.2)%
Income taxes	124.0	127.4	(3.4)	(2.7)%
Net income	$215.3	$238.2	$(22.9)	(9.6)%

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2015 were $694.5 million and $1,396.8 million, an increase of $15.0 million or 2.2% and $33.5 million or 2.5% compared to the three and six months ended June 30, 2014.  Consolidated operating revenues for the three and six months ended June 30, 2015 decreased $9.2 million or 1.8% and $18.7 million or 1.8% as compared to the same periods in 2014.

The decrease in consolidated operating revenues during the three and six months ended June 30, 2015 was primarily attributable to the combination of decreased operating revenues in the Financial Services segment as a result of the sale of DST Global Solutions Limited (“Global Solutions”) in fourth quarter 2014 and negative foreign currency movements, partially offset by increased operating revenues in the Customer Communications segment. Operating revenues in the Healthcare Services segment were relatively consistent in 2015 as compared to 2014. Excluding the impacts from the sale of Global Solutions and negative movements in foreign currency, consolidated operating revenues during the three and six months ended June 30, 2015 increased by $16.0 million and $28.7 million, respectively, as compared to the same periods in 2014.

Consolidated OOP reimbursements for the three and six months ended June 30, 2015 increased $24.2 million or 14.2% and $52.2 million or 15.0% as compared to the same periods in 2014.  The increase in OOP reimbursements is primarily attributable to new client volumes in the Customer Communications segment.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2015 was $69.1 million and $148.2 million, respectively, a decrease of $2.2 million or 3.1% and an increase of $8.8 million or 6.3% as compared to the same periods in 2014.  The decrease in operating income during the three months ended June 30, 2015 was primarily due to decreases within the Financial Services segment, partially offset by increases within the Healthcare Services and Customer Communications segments. The increase in operating income during the six months ended June 30, 2015 was primarily due to increases within the Customer Communications segment partially offset by decreases in the Financial Services segment. The Healthcare Services segment income from operations was relatively flat as compared to prior year.

Interest expense

Interest expense for the three and six months ended June 30, 2015 was $6.1 million and $12.2 million, respectively, a decrease of $0.9 million and $1.4 million as compared to the three and six months ended June 30, 2014, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net realized gains from sale of available-for-sale securities	$86.9	$1.9	$160.9	$47.9
Net gain on private equity funds and other investments	3.1	3.9	10.8	14.8
Dividend income	1.8	3.3	3.7	39.5
Gain on sale of private company investment	—	103.6	—	103.6
Gain on contract to repurchase shares	—	18.1	—	18.1
Miscellaneous items	0.5	0.4	0.2	0.9
Other income, net	$92.3	$131.2	$175.6	$224.8

We recorded a gain of $157.3 million from the sale of approximately 2.3 million shares of State Street Corporation available-for-sale securities for the six months ended June 30, 2015 as compared to a gain of $39.7 million from the sale of approximately 0.6 million shares of State Street Corporation during the six months ended June 30, 2014.

The sale of State Street Corporation securities resulted in lower dividend income during the three and six months ended June 30, 2015 as compared to the prior year.  During the six months ended June 30, 2014 we received a $33.2 million cash dividend and pre-tax cash proceeds of $103.6 million resulting in a gain from the sale of our cost method investment in a privately-held company.

Additionally, during the six months ended June 30, 2014, we repurchased $200.0 million of our common stock from the Argyros Group. The price paid per share was determined through the secondary offering of the Argyros Group’s DST common stock in May 2014. In connection with this share repurchase, we recorded a non-cash gain of $18.1 million resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
IFDS (U.K. and L.P.)	$9.7	$1.0	$17.0	$3.1
BFDS	1.1	1.2	2.5	3.0
Other	2.0	7.4	8.2	8.9
	$12.8	$9.6	$27.7	$15.0

DST’s equity in earnings of IFDS increased $8.7 million and $13.9 million during the three and six months ended June 30, 2015 as compared to the same periods in 2014. The increase is primarily from higher revenues recognized related to the ongoing conversion activities of the previously announced new wealth management clients in the U.K. In addition, IFDS had higher revenues from organic growth at existing customers and new client processing revenue. Partially offsetting the higher IFDS operating results were negative foreign currency impacts in both the U.K. and Canada.

The multi-year implementation efforts for the two new clients at IFDS are continuing to progress and are expected to be completed in phases. Earnings will continue to be impacted by the rate of progress related to the conversions and therefore may not be consistent period to period throughout the implementation and conversion process. IFDS continues to incur significant costs to develop the new wealth management platform for the U.K. market and expand its infrastructure to prepare for the addition of these new clients and associated services offerings. Beginning in third quarter 2014, IFDS began capitalizing a significant portion of the software development costs which will not begin to be amortized until the underlying modules are placed into production over the course of the next two years. IFDS has capitalized approximately £40.0 million (£20.0 million at DST’s 50% ownership) of costs through June 30, 2015 related to the development of the new wealth management platform.  These costs will continue to be incurred as the platform is completed. We anticipate that certain modules will be completed, placed into production and commence amortization during the fourth quarter 2015.  As subsequent modules are put into production, we expect our development and implementation revenue to decline and be replaced with on-going services revenues along with the related costs to service the customers, including revenue and costs shifted from legacy platforms onto the new platform.  Additionally, amortization expense of the software development costs will increase as new modules are put into production.  During 2016, we anticipate that the combination of the lower development revenue, reduced capitalization of costs as IFDS shifts from development work to servicing the new clients, and the increased expense from the amortization of costs previously capitalized will reduce 2016 earnings from IFDS as compared to 2015.

Total IFDS shareowner accounts serviced were 24.2 million at both June 30, 2015 and March 31, 2015, an increase of 0.7 million accounts or 3.0% from June 30, 2014.  The increase in accounts for the six months ended June 30, 2015 is due to organic growth and new client conversions.

DST’s equity in earnings of BFDS decreased $0.1 million and $0.5 million during the three and six months ended June 30, 2015, as compared to the same periods in 2014 as a result of lower shareowner processing revenues associated with reduced levels of accounts serviced.

Our equity in earnings of other unconsolidated affiliates decreased $5.4 million and $0.7 million during the three and six months ended June 30, 2015, as compared to the same periods in 2014 primarily due to a $5.7 million gain recognized upon the sale of an unconsolidated affiliate during the three months ended June 30, 2014. Partially offsetting the decline in the six months ended June 30, 2015 was a $3.6 million gain resulting from the sale of real estate by an unconsolidated affiliate during the first quarter of 2015.
Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$274.4	$264.5	$535.9	$516.0
Costs and expenses	236.9	248.1	467.4	480.1
Depreciation and amortization	10.0	10.4	18.2	19.6
Income from operations	27.5	6.0	50.3	16.3
Non-operating income	0.7	0.5	1.3	1.3
Income before income taxes	28.2	6.5	51.6	17.6
Income taxes	6.8	2.3	12.7	5.6
Net income	$21.4	$4.2	$38.9	$12.0

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 36.0% and 36.5% for the three and six months ended June 30, 2015, respectively, compared to 32.8% and 34.8% for the three and six months ended June 30, 2014, respectively. A change in the proportional mix of domestic and international income caused an increase in the tax rate in 2015 as compared to 2014. Our tax rate for the three and six months ended June 30, 2014 was impacted by a discrete, permanent tax benefit on the gain recorded on the contract to repurchase the Company’s common stock. Additionally, the law that provided for research and experimentation credits expired on December 31, 2014 and accordingly no research and experimentation credits have been recorded during 2015.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 35.5% for full year 2015.  The full year 2015 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

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

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$271.1	$281.4	$(10.3)	(3.7)%
Out-of-pocket reimbursements	14.2	14.7	(0.5)	(3.4)%
Total revenues	285.3	296.1	(10.8)	(3.6)%
Costs and expenses	225.7	225.2	0.5	0.2%
Depreciation and amortization	17.1	17.5	(0.4)	(2.3)%
Income from operations	$42.5	$53.4	$(10.9)	(20.4)%

Operating margin	15.7%	19.0%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$537.7	$553.2	$(15.5)	(2.8)%
Out-of-pocket reimbursements	31.2	30.8	0.4	1.3%
Total revenues	568.9	584.0	(15.1)	(2.6)%
Costs and expenses	445.7	455.2	(9.5)	(2.1)%
Depreciation and amortization	33.7	35.2	(1.5)	(4.3)%
Income from operations	$89.5	$93.6	$(4.1)	(4.4)%

Operating margin	16.6%	16.9%

The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	June 30,
	2015	2014
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	28.5	30.7
IRA mutual fund accounts	22.2	22.7
Other retirement accounts	8.1	8.2
Section 529 and Educational IRAs	8.6	9.3
Registered accounts - tax-advantaged	38.9	40.2
Total registered accounts	67.4	70.9
Subaccounts	30.0	27.6
Total U.S. mutual fund shareowner accounts processed	97.4	98.5

International mutual fund shareowner accounts processed:
IFDS U.K.	11.4	11.0
IFDS L.P. (Canada)	12.8	12.5
Total international mutual fund shareowner accounts processed	24.2	23.5

Defined contribution participant accounts	6.4	6.7

ALPS (in billions of U.S. dollars):
Assets Under Management	$15.2	$14.8
Assets Under Administration	$138.0	$174.8

Automatic Work Distributor workstations (in thousands)	212.5	211.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Changes in registered accounts:
Beginning balance	68.5	71.1	68.8	71.2
Subaccounting conversions to DST platforms	(0.5)	—	(0.9)	—
Subaccounting conversions to non-DST platforms	(0.4)	(0.4)	(0.6)	(0.9)
Conversions to non-DST platforms	(0.1)	—	(0.1)	(0.1)
Organic growth (decline)	(0.1)	0.2	0.2	0.7
Ending balance	67.4	70.9	67.4	70.9

Changes in subaccounts:
Beginning balance	29.4	27.0	28.6	25.7
Conversions from non-DST registered platforms	0.2	—	0.2	0.6
Conversions from DST’s registered accounts	0.5	—	0.9	—
Organic growth (decline)	(0.1)	0.6	0.3	1.3
Ending balance	30.0	27.6	30.0	27.6

Changes in defined contribution participant accounts:
Beginning balance	7.4	7.1	7.2	6.9
New client conversions	—	0.3	—	0.3
Organic decline	(1.0)	(0.7)	(0.8)	(0.5)
Ending balance	6.4	6.7	6.4	6.7

Revenues

Financial Services segment total revenues for the three and six months ended June 30, 2015 were $285.3 million and $568.9 million, respectively, a decrease of $10.8 million or 3.6% and $15.1 million or 2.6% as compared to the same periods in 2014.  Financial Services segment operating revenues for the three and six months ended June 30, 2015 were $271.1 million and $537.7 million, respectively, a decrease of $10.3 million or 3.7% and $15.5 million or 2.8% as compared to the same periods in 2014.

The decrease in operating revenues for the three and six months ended June 30, 2015 is primarily due to the sale of Global Solutions in fourth quarter 2014 and negative foreign currency movements. Global Solutions contributed $15.4 million and $30.3 million of operating revenue for the three and six months ended June 30, 2014 and foreign currency movements reduced operating revenue by approximately $4.0 million and $6.2 million for the three and six months ended June 30, 2015. Excluding Global Solutions 2014 results and the negative foreign currency impacts during 2015, Financial Services operating revenues increased by $9.1 million or 3.4% and $21.0 million or 4.0% for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily driven from year-over-year growth across a number of our service offerings. Specifically, operating revenues increased as a result of growth in ALPS due to higher assets under management and increased development revenue at Bluedoor as well as organic and new client growth within Retirement Solutions and Brokerage Solutions. These increases were partly offset by a decline in mutual fund registered shareowner accounts processing revenue due to lower registered accounts. Additionally, software license revenues (excluding Global Solutions) for the three and six months ended June 30, 2015 were $8.3 million and $16.8 million, respectively, a decrease of $3.1 million and $1.5 million as compared to the same periods in 2014 primarily from lower international business process solutions software revenues.

Operating revenues from DST’s U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2015. Registered accounts decreased by 1.1 million accounts or 1.6% from March 31, 2015 and decreased by 3.5 million accounts or 4.9% from June 30, 2014.  The decline in registered accounts is primarily the result of accounts converting to subaccounting platforms. For the six months ended June 30, 2015, 1.5 million registered accounts have converted to subaccounts, of which 0.9 million converted to DST’s subaccounting platform. Conversions of registered accounts to subaccounts for full year 2015 are currently estimated to be at the low end or slightly below the Company’s previous guidance of four to five million accounts in 2015. The number of accounts estimated to convert from DST platforms is based upon information obtained from clients. There are a variety of factors that could affect the number and timing of registered accounts converting to subaccounts. Subaccounts processed at June 30, 2015 were 30.0 million, an increase of 0.6 million accounts from March 31, 2015 and an increase of 2.4 million accounts from June 30, 2014. We also signed a contract with a new client during 2015 which, when fully converted, is expected to add approximately 0.7 million new subaccounts to our platform.

U.S. operating revenues for the three and six months ended June 30, 2015 were $241.9 million and $483.9 million, respectively, an increase of $5.3 million or 2.2% and $14.0 million or 3.0% as compared to the same periods in 2014.  International operating revenues for the three and six months ended June 30, 2015 were $29.2 million and $53.8 million, respectively, a decrease of $15.6 million or 34.8% and $29.5 million or 35.4% as compared to the same periods in 2014. Excluding the Global Solutions 2014 results, international operating revenues decreased $0.2 million and increased $0.8 million due to negative foreign currency movements, partially offset by increased development and license revenue at Bluedoor.

Costs and expenses

Financial Services segment costs and expenses were $225.7 million and $445.7 million for the three and six months ended June 30, 2015, respectively, an increase of $0.5 million or 0.2% and a decrease of $9.5 million or 2.1% as compared to the three and six months ended June 30, 2014.  Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  OOP costs, included in costs and expenses, were $14.2 million and $31.2 million for the three and six months ended June 30, 2015, respectively, a decrease of $0.5 million or 3.4% and an increase of $0.4 million or 1.3% as compared to the same periods in 2014.

Excluding OOP costs, costs and expenses were $211.5 million for the three months ended June 30, 2015, an increase of $1.0 million or 0.5% as compared to the same period in 2014.  Global Solutions incurred $14.7 million of operating costs and expenses for the three months ended June 30, 2014. Excluding Global Solutions 2014 results, Financial Services costs and expenses increased by $15.7 million or 8.0% for the three months ended June 30, 2015 as compared to the same period in 2014. On this basis, costs and expenses during 2015 were primarily impacted by increased security, regulatory compliance and other costs incurred to enhance the network infrastructure utilized across all of our operating businesses as well as incremental costs associated with new business initiatives as we expand our Bluedoor wealth management platform in the U.K. market and make investments to further develop the ALPS, Applied Analytics and Brokerage Solutions service offerings. These higher costs and expenses were partially offset by $4.2 million of foreign currency movements and cost savings achieved from the 2014 restructuring efforts. Additionally, during the three months ended June 30, 2014, we incurred $3.5 million of incremental advisory and transaction costs incurred in connection with the Argyros transaction which did not recur in 2015.

Excluding OOP costs, costs and expenses were $414.5 million for the six months ended June 30, 2015, a decrease of $9.9 million or 2.3% as compared to the same period in 2014.  Global Solutions incurred $28.9 million of operating costs and expenses for the six months ended June 30, 2014. Excluding Global Solutions 2014 results, Financial Services costs and expenses increased by $19.0 million or 4.8% for the six months ended June 30, 2015 as compared to the same period in 2014. On this basis, costs and expenses during 2015 were primarily impacted by increased security, regulatory compliance and network infrastructure costs, higher costs associated with new business initiatives as we expand our service offerings, and increased costs incurred to service growth at ALPS, Brokerage Solutions and Retirement Solutions. These higher costs and expenses were partially offset by $6.3 million of foreign currency movements, $5.6 million of advisory and transaction costs incurred during 2014 in connection with the Argyros transaction and cost savings achieved from the 2014 restructuring efforts.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three and six months ended June 30, 2015 was $17.1 million and $33.7 million, respectively, a decrease of $0.4 million or 2.3% and $1.5 million or 4.3% as compared to the same periods in 2014. The decrease during the three and six months ended June 30, 2015 was primarily attributable to the sale of Global Solutions in 2014.

Income from operations

Financial Services segment income from operations for the three and six months ended June 30, 2015 was $42.5 million and $89.5 million, respectively, a decrease of $10.9 million or 20.4% and $4.1 million or 4.4% as compared to the same periods in 2014. Financial Services segment income from operations for the three and six months ended June 30, 2015 decreased primarily from lower software license revenues and higher costs and expenses due to investments in our systems and infrastructure as well as the development of new business initiatives. The impacts on operating income from the sale of Global Solutions and foreign currency movements was not significant.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$92.1	$92.9	$(0.8)	(0.9)%
Out-of-pocket reimbursements	1.6	1.6	—	—%
Total revenues	93.7	94.5	(0.8)	(0.8)%
Costs and expenses	78.9	83.0	(4.1)	(4.9)%
Depreciation and amortization	4.6	4.8	(0.2)	(4.2)%
Income from operations	$10.2	$6.7	$3.5	52.2%

Operating margin	11.1%	7.2%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$184.0	$184.9	$(0.9)	(0.5)%
Out-of-pocket reimbursements	3.5	3.0	0.5	16.7%
Total revenues	187.5	187.9	(0.4)	(0.2)%
Costs and expenses	159.2	159.8	(0.6)	(0.4)%
Depreciation and amortization	9.2	9.7	(0.5)	(5.2)%
Income from operations	$19.1	$18.4	$0.7	3.8%

Operating margin	10.4%	10.0%

The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	June 30,
	2015	2014
DST Health Solutions covered lives	24.7	23.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Argus pharmacy paid claims	122.3	119.6	242.2	237.0

Revenues

Healthcare Services segment total revenues for the three and six months ended June 30, 2015 were $93.7 million and $187.5 million, respectively, a decrease of $0.8 million or 0.8% and $0.4 million or 0.2% as compared to the same periods in 2014. Healthcare Services segment operating revenues for the three and six months ended June 30, 2015 were $92.1 million and $184.0 million, respectively, a decrease of $0.8 million or 0.9% and $0.9 million or 0.5% as compared to the same periods in 2014.

Operating revenues for the three and six months ended June 30, 2015 were lower as compared to the same periods in 2014 primarily from lower pharmacy claims processing revenues resulting from the previously announced partial client deconversion on January 1, 2015, partially offset by organic growth at existing clients. Also positively impacting the change in operating revenues were increased medical claims transaction volumes from new and existing clients, higher business process outsourcing revenues and higher software license revenues. Operating revenues include approximately $3.4 million and $6.0 million of software license fee revenues for the three and six months ended June 30, 2015, respectively, an increase of $2.0 million and $3.0 million over the same periods in 2014.

Costs and expenses

Healthcare Services segment costs and expenses were $78.9 million and $159.2 million for the three and six months ended June 30, 2015, respectively, a decrease of $4.1 million or 4.9% and $0.6 million or 0.4% as compared to the same periods in 2014. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The decrease in costs and expenses for the three and six months ended June 30, 2015 was primarily attributable to an incremental $5.7 million liability recorded during second quarter 2014 related to processing errors involving certain pharmacy claim transactions. Decreased costs and expenses were partially offset by an increase in staffing costs to support the expansion of our clinical, network, and analytic capabilities in order to more effectively compete in the broader competitive pharmacy benefit manager (“PBM”) market. Staffing costs also increased in order to service the higher medical transaction volumes due to growth in business process outsourcing services which generally require more support.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and six months ended June 30, 2015 was $4.6 million and $9.2 million, respectively, a decrease of $0.2 million or 4.2% and $0.5 million or 5.2% as compared to the same periods in 2014.

Income from operations

Healthcare Services segment income from operations for the three and six months ended June 30, 2015 was $10.2 million and $19.1 million, respectively, an increase of $3.5 million and $0.7 million as compared to the same periods in 2014.  The increase is primarily attributable to decreased costs associated with the $5.7 million liability for processing errors recorded during second quarter 2014 that did not recur in 2015. The decreased costs were partially offset by increased staffing costs incurred to expand and enhance client services offerings and to service the increased business process outsourcing medical transaction volumes, which generally require a higher level of staff support.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$154.8	$152.5	$2.3	1.5%
Out-of-pocket reimbursements	180.6	156.5	24.1	15.4%
Total revenues	335.4	309.0	26.4	8.5%
Costs and expenses	311.1	288.8	22.3	7.7%
Depreciation and amortization	8.0	9.4	(1.4)	(14.9)%
Income from operations	$16.3	$10.8	$5.5	50.9%

Operating margin	10.5%	7.1%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$314.9	$311.4	$3.5	1.1%
Out-of-pocket reimbursements	372.6	320.5	52.1	16.3%
Total revenues	687.5	631.9	55.6	8.8%
Costs and expenses	634.8	586.9	47.9	8.2%
Depreciation and amortization	15.9	18.5	(2.6)	(14.1)%
Income from operations	$36.8	$26.5	$10.3	38.9%

Operating margin	11.7%	8.5%

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating Revenues
North America	$106.8	$102.0	$4.8	4.7%
United Kingdom	48.0	50.5	(2.5)	(5.0)%
Customer Communications segment	$154.8	$152.5	$2.3	1.5%

Income from Operations
North America	$13.4	$9.0	$4.4	48.9%
United Kingdom	2.9	1.8	1.1	61.1%
Customer Communications segment	$16.3	$10.8	$5.5	50.9%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating Revenues
North America	$225.7	$211.6	$14.1	6.7%
United Kingdom	89.2	99.8	(10.6)	(10.6)%
Customer Communications segment	$314.9	$311.4	$3.5	1.1%

Income from Operations
North America	$34.6	$23.2	$11.4	49.1%
United Kingdom	2.2	3.3	(1.1)	(33.3)%
Customer Communications segment	$36.8	$26.5	$10.3	38.9%
The following table summarizes the Customer Communications segment’s statistical results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Images Produced
North America	2,372.3	2,025.0	5,139.1	4,279.6
United Kingdom	507.9	542.2	980.6	1,097.3
Customer Communications segment	2,880.2	2,567.2	6,119.7	5,376.9

Packages Mailed
North America	502.3	451.7	1,049.6	940.3
United Kingdom	202.2	204.4	409.5	401.0
Customer Communications segment	704.5	656.1	1,459.1	1,341.3

Revenues

Customer Communications segment total revenues for the three and six months ended June 30, 2015 were $335.4 million and $687.5 million, respectively, an increase of $26.4 million or 8.5% and $55.6 million or 8.8% as compared to the same periods in 2014.  Customer Communications operating revenues for the three and six months ended June 30, 2015 were $154.8 million and $314.9 million, respectively, an increase of $2.3 million or 1.5% and $3.5 million or 1.1% as compared to the same periods in 2014. Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2015 were $180.6 million and $372.6 million, respectively, an increase of $24.1 million or 15.4% and $52.1 million or 16.3% as compared to the same periods in 2014 primarily due to new client volumes in North America.

Customer Communications North America operating revenues increased $4.8 million or 4.7% and $14.1 million or 6.7% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase was primarily from new volumes as we continue to convert previously announced new clients, partially offset by unfavorable foreign currency exchange rate movements related to our Canadian operations of $1.1 million and $2.4 million for the three and six months ended June 30, 2015, respectively.

Customer Communications U.K. operating revenues decreased $2.5 million or 5.0% and $10.6 million or 10.6% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily attributable to $4.7 million and $8.5 million of unfavorable foreign currency exchange rates movements for the three and six months ended June 30, 2015.

Costs and expenses

Customer Communications segment costs and expenses were $311.1 million and $634.8 million for the three and six months ended June 30, 2015, respectively, an increase of $22.3 million or 7.7% and $47.9 million or 8.2% as compared to the same periods in 2014.  Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2015 and 2014, costs and expenses decreased $1.8 million or 1.4% and $4.2 million or 1.6% for the three and six months ended June 30, 2015 to $130.5 million and $262.2 million, respectively.

Excluding OOP costs, Customer Communications North America costs and expenses increased $1.0 million and $3.9 million for the three and six months ended June 30, 2015, respectively, primarily from higher variable expenses to support the increased revenues, partially offset by cost savings achieved through the consolidation of certain operating facilities in North America in fourth quarter 2014.  Excluding OOP costs, Customer Communications U.K. costs and expenses decreased $2.8 million and $8.1 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily due to $4.4 million and $8.2 million of foreign currency exchange rate movements.

Depreciation and amortization

Customer Communications segment depreciation and amortization expense for the three and six months ended June 30, 2015 was $8.0 million and $15.9 million, respectively, a decrease of $1.4 million or 14.9% and $2.6 million or 14.1% as compared to the same periods in 2014.  Depreciation and amortization expense decreased $0.6 million and $1.2 million in North America and $0.8 million and $1.4 million in the U.K. during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily due to lower capital expenditures.

Income from operations

Customer Communications segment income from operations for the three and six months ended June 30, 2015 increased $5.5 million and $10.3 million, respectively, as compared to the same periods in 2014.  During the three and six months ended June 30, 2015, Customer Communications North America income from operations increased $4.4 million and $11.4 million, respectively primarily due to higher operating revenues and from cost saving measures from closing production plants during fourth quarter 2014, partially offset by higher costs from increased variable expenses incurred to support the increased revenues.  During the three and six months ended June 30, 2015, Customer Communications U.K. income from operations increased $1.1 million and decreased $1.1 million, respectively. The increase in Customer Communications U.K. income from operations for the three months ended June 30, 2015 is the result of revenue growth partially offset by higher operating costs (excluding the impacts of foreign exchange movements on revenue and costs). The decrease in Customer Communications U.K. income from operations for the six months ended June 30, 2015 is due to lower revenues, partially offset by lower operating costs and lower depreciation.

INVESTMENTS AND OTHER SEGMENT

The following table presents the financial results of the Investments and Other segment (in millions):

	Three Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$0.7	$2.3	$(1.6)	(69.6)%
Out-of-pocket reimbursements	—	0.1	(0.1)	—%
Total revenues	0.7	2.4	(1.7)	(70.8)%
Costs and expenses	0.5	1.6	(1.1)	(68.8)%
Depreciation and amortization	0.1	0.4	(0.3)	(75.0)%
Income from operations	$0.1	$0.4	$(0.3)	(75.0)%

Operating margin	14.3%	17.4%

	Six Months Ended		Change
	June 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$1.4	$4.6	$(3.2)	(69.6)%
Out-of-pocket reimbursements	—	0.1	(0.1)	—%
Total revenues	1.4	4.7	(3.3)	(70.2)%
Costs and expenses	(1.8)	3.1	(4.9)	(158.1)%
Depreciation and amortization	0.4	0.7	(0.3)	(42.9)%
Income from operations	$2.8	$0.9	$1.9	211.1%

Operating margin	200.0%	19.6%
Revenues

Investments and Other segment total revenues were $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively, a decrease of $1.7 million or 70.8% and $3.3 million or 70.2% as compared to the same periods in 2014 due to the sale of real estate assets during 2014 that were primarily leased to third parties. The majority of the revenues in the Investments and Other segment are derived from the lease of facilities to third parties.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment.  For the three months ended June 30, 2015, the Investments and Other segment costs and expenses were $0.5 million, a decrease of $1.1 million as compared to the same period in 2014. The decrease is primarily related to lower occupancy costs due to the sale of real estate assets occupied by third parties. For the six months ended June 30, 2015, the Investments and Other segment recognized a gain of $3.1 million on the sale of real estate. Excluding this gain, costs and expenses declined $1.8 million for the six months ended June 30, 2015 as compared to the same periods in 2014 as a result of the sale of real estate assets during 2014.

Depreciation and amortization

Investments and Other segment depreciation and amortization expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2015, respectively, a decrease of $0.3 million as compared to the same periods in 2014.

Income from operations

The Investments and Other segment recorded income from operations of $0.1 million and $2.8 million during the three and six months ended June 30, 2015, respectively, a decrease of $0.3 million and an increase of $1.9 million as compared to the same periods in 2014.  The decrease in operating income for the three months ended June 30, 2015 is primarily due to the cumulative impact of the sale of real estate assets occupied by third parties. The increase in operating income for the six months ended June 30, 2015 is primarily due to the $3.1 million gain on the sale of real estate, partially offset by lower operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $283.6 million at June 30, 2015) and other assets, and that our longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities.  At June 30, 2015, we had approximately $942.1 million of availability under our domestic revolving credit facilities.

Sources and uses of cash

We had $103.0 million and $151.7 million of cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used returns on the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  In 2015, our Board of Directors authorized the use of cash to invest as seed money in newly launched funds. We anticipate that these seed money investments will enable the funds to more quickly achieve critical mass, establish a proven track record and obtain third-party investments. Information on our consolidated cash flows for the six months ended June 30, 2015 and 2014 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $25.3 million during the six months ended June 30, 2015 compared to $128.3 million for the six months ended June 30, 2014, a decrease of $103.0 million.

Operating cash flows during the six months ended June 30, 2015 resulted principally from net income of $215.3 million adjusted for non-cash or non-operating items including net gains on investments of $160.6 million, equity in earnings of unconsolidated affiliates of $27.7 million, depreciation and amortization expense of $59.2 million and a $63.3 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $44.8 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $7.9 million use of cash for income taxes payable primarily driven by the timing of tax payments on investment sales.

Operating cash flows during the six months ended June 30, 2014 resulted principally from net income of $238.2 million, which included dividend income from an investment in a private company of $33.2 million. Net income was adjusted for non-cash or non-operating items including net gains on investments of $149.7 million, equity in earnings of unconsolidated affiliates of $15.0 million, the gain on contract to repurchase common stock of $18.1 million and depreciation and amortization expense of $64.1 million. Cash provided from operating activities also resulted from a $0.7 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $23.1 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $24.5 million source of cash for income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided by investing activities were $287.9 million during the six months ended June 30, 2015, as compared to $106.0 million for the six months ended June 30, 2014, an increase of $181.9 million.  The increase is primarily attributable to fluctuations within funds held to satisfy client fund obligations and higher proceeds from sales and maturities of investments.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2015	2014
Financial Services	$43.4	$37.1
Healthcare Services	3.8	5.5
Customer Communications	12.3	17.1
Investments and Other	—	0.1
	$59.5	$59.8

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities were $361.9 million during the six months ended June 30, 2015 as compared to $213.5 million for the six months ended June 30, 2014, an increase of $148.4 million, primarily due to the fluctuations in our client fund obligations.

Common stock repurchases

During the six months ended June 30, 2015, we repurchased approximately 1.4 million shares of DST common stock for $150.0 million under our share repurchase plans. Additionally, during July 2015, we spent $75.0 million to repurchase 0.6 million shares. On July 29, 2015 our Board of Directors authorized an additional $250.0 million of share repurchases which is incremental to the existing plan. As of July 31, 2015, there was approximately $325.0 million remaining under the amended share repurchase plan.

As of March 23, 2014, the Argyros Group beneficially owned 9.2 million shares or 22% of DST common shares. During March 2014, we entered into an agreement under which we agreed to a two-step process to assist the Argyros Group with the disposition of a substantial portion of their common stock ownership in DST. To implement the Argyros Group’s disposition, we facilitated the May 2014 registered, secondary common stock offering of $450.0 million (before any overallotment option) of DST common stock beneficially owned by the Argyros Group. Concurrent with the closing of the secondary offering and based upon a price determined in the secondary offering, we repurchased, and simultaneously retired, 2.4 million shares of our common stock from the Argyros Group for $200.0 million.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $259.1 million and $399.6 million of client funds obligations at June 30, 2015 and December 31, 2014, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $498.2 million and $552.9 million of debt outstanding at June 30, 2015 and December 31, 2014, respectively, a decrease of $54.7 million during the six months ended June 30, 2015.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. Our debt arrangements are described in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.7 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at June 30, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of June 30, 2015, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of June 30, 2015 was approximately $283.6 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $17.6 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

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

Interest rate risk

We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2015, DST and BFDS had average daily cash balances of approximately $1.9 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $6.4 million of net income (loss).

At June 30, 2015, we had $498.2 million of debt, of which $118.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt. The effect of changes in interest rates on our variable rate debt is partly offset by changes in interest rates attributable to earnings derived from cash balances we hold for clients.

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

At June 30, 2015, our international subsidiaries had approximately $277.8 million in total assets, and for the three and six months ended June 30, 2015, these international subsidiaries recorded net income of approximately $3.1 million and $5.3 million, respectively.  We estimate that a 10% change in exchange rates could change total consolidated assets by approximately $27.8 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $158.0 million at June 30, 2015. The fair value of the contracts that qualify for hedge accounting resulted in a net liability of $0.2 million at June 30, 2015. We estimate that a 10% change in exchange rates would result in a $0.6 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.2 million at June 30, 2015. We estimate a 10% change in exchange rates on these contracts would result in a $8.4 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2015.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	315,772	(1)	$113.81	$35,926,473	$189,073,624	(2)
May 1 — May 31	301,584	(1)	117.49	34,802,308	154,271,316	(2)
June 1 — June 30	35,890	(1)	119.31	4,271,194	150,000,122	(2)
Total	653,246		$116.81	$74,999,975	$150,000,122	(2)
__________________________________________________

(1)
For the three months ended June 30, 2015, we purchased, in accordance with the applicable equity compensation plan, 5,577 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 101 shares were purchased in April 2015, 5,384 shares were purchased in May 2015 and 92 shares were purchased in June 2015.

(2)
During July 2015 we spent $75.0 million to repurchase 0.6 million shares. On July 29, 2015 our Board of Directors authorized an additional $250.0 million of share repurchases which is incremental to the existing plan. As of July 31, 2015, there was approximately $325.0 million remaining under the revised share repurchase plan. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

 (b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

3.1
Restated Certificate of Incorporation, dated May 12, 2015, which is attached as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 14, 2015 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1

3.2
Amended and Restated Bylaws, dated May 12, 2015, which is attached as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 14, 2015 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.2

10.1
DST Systems, Inc. 2015 Equity and Incentive Plan, adopted effective May 12, 2015, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2015 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1*

10.2	DST Systems, Inc. 2015 Directors’ Deferred Fee Plan, adopted effective May 12, 2015*

10.3
Amendment Number 1 dated May 14, 2015 to Amended and Restated Receivables Purchase Agreement dated May 15, 2014 among Fountain City Finance, LLC; Wells Fargo Bank, National Association; the Company and certain Company subsidiaries, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3

10.4
First Amendment dated June 5, 2015 to Credit Agreement dated October 1, 2014 between the Company, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender the lenders identified therein

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________________________________
* Represents a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2015

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)