Form 10-Q
period 2015-09-30
DST SYSTEMS INC
filed 2015-11-03
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

or

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

Number of shares outstanding of the Company’s common stock as of October 30, 2015:
Common Stock $0.01 par value — 34,603,972

DST Systems, Inc.
Form 10-Q
September 30, 2015

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$152.5	$151.7
Funds held on behalf of clients	199.0	356.2
Client funding receivable	47.7	43.4
Accounts receivable	339.3	349.6
Other assets	79.9	71.0
	818.4	971.9

Investments	415.0	656.6
Unconsolidated affiliates	315.3	298.7
Properties, net	421.5	403.6
Intangible assets, net	160.7	122.5
Goodwill	483.5	414.7
Other assets	53.1	74.9
Total assets	$2,667.5	$2,942.9

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$157.1	$167.3
Client funds obligations	246.7	399.6
Accounts payable	83.9	101.8
Accrued compensation and benefits	135.1	168.0
Deferred revenues and gains	52.2	53.9
Income taxes payable	—	17.6
Other liabilities	102.4	113.7
	777.4	1,021.9

Long-term debt	608.1	385.6
Income taxes payable	75.5	80.1
Deferred income taxes	110.3	186.4
Other liabilities	34.2	32.5
Total liabilities	1,605.5	1,706.5
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	130.5	114.4
Retained earnings	1,939.4	1,682.9
Treasury stock (15.1 million and 12.4 million shares, respectively), at cost	(1,060.6)	(748.3)
Accumulated other comprehensive income	52.2	186.9
Total stockholders’ equity	1,062.0	1,236.4
Total liabilities and stockholders’ equity	$2,667.5	$2,942.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$502.6	$510.5	$1,498.7	$1,525.3
Out-of-pocket reimbursements	202.4	169.0	603.1	517.5

Total revenues	705.0	679.5	2,101.8	2,042.8

Costs and expenses	598.2	563.3	1,787.6	1,723.1
Depreciation and amortization	31.1	33.4	90.3	97.5

Income from operations	75.7	82.8	223.9	222.2

Interest expense	(5.9)	(6.4)	(18.1)	(20.0)
Other income, net	14.4	57.5	190.0	282.3
Equity in earnings of unconsolidated affiliates	11.8	10.2	39.5	25.2

Income before income taxes	96.0	144.1	435.3	509.7
Income taxes	20.9	44.1	144.9	171.5

Net income	$75.1	$100.0	$290.4	$338.2

Weighted average common shares outstanding	35.7	39.5	36.5	40.7
Weighted average diluted shares outstanding	36.2	39.8	36.9	41.2

Basic earnings per share	$2.10	$2.53	$7.96	$8.30
Diluted earnings per share	$2.08	$2.51	$7.87	$8.22

Cash dividends per share of common stock	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$75.1	$100.0	$290.4	$338.2

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(20.3)	(9.5)	(123.8)	(59.4)
Cash flow hedges	(0.3)	—	(0.1)	0.4
Foreign currency translation adjustments	(6.4)	(5.2)	(10.8)	(3.1)
Other comprehensive loss	(27.0)	(14.7)	(134.7)	(62.1)

Comprehensive income	$48.1	$85.3	$155.7	$276.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows — operating activities:
Net income	$290.4	$338.2
Depreciation and amortization	90.3	97.5
Net gains on investments	(161.1)	(198.2)
Gain on sale of properties	(3.5)	(0.8)
Amortization of share-based compensation	21.7	15.6
Equity in earnings of unconsolidated affiliates	(39.5)	(25.2)
Cash dividends from unconsolidated affiliates	4.3	1.6
Gain on contract to repurchase common stock	—	(18.1)
Deferred income taxes	(9.1)	(7.0)
Changes in accounts receivable	14.8	(10.0)
Changes in other assets	3.8	8.4
Changes in accounts payable and accrued liabilities	(16.9)	(17.8)
Changes in income taxes payable	(30.6)	27.0
Changes in deferred revenues and gains	(7.3)	(3.4)
Changes in accrued compensation and benefits	(31.9)	0.9
Other, net	6.8	15.1
Net cash provided from operating activities	132.2	223.8
Cash flows — investing activities:
Cash paid for capital expenditures	(94.0)	(85.6)
Investments in securities	(67.4)	(56.7)
Proceeds from unconsolidated affiliates	10.6	9.2
Proceeds from sales/maturities of investments	264.5	292.8
Net change in restricted cash and cash equivalents held to satisfy client funds obligations	157.2	15.5
Proceeds from sale of properties	5.0	32.3
Acquisition of businesses, net of cash and cash equivalents acquired	(117.4)	—
Proceeds from sale of business, net of cash and cash equivalents sold	7.9	—
Other, net	0.2	—
Net cash provided from investing activities	166.6	207.5
Cash flows — financing activities:
Proceeds from issuance of common stock	8.1	10.3
Principal payments on debt	(50.9)	(131.8)
Net borrowings on revolving credit facilities	233.3	61.1
Net borrowings on accounts receivable securitization program	30.0	—
Net change in client funds obligations	(157.2)	(15.5)
Common stock repurchased	(330.2)	(298.2)
Payment of cash dividends	(32.8)	(36.3)
Excess tax benefits from share-based compensation	3.9	4.5
Other, net	(2.2)	(0.4)
Net cash used for financing activities	(298.0)	(406.3)
Net increase in cash and cash equivalents	0.8	25.0
Cash and cash equivalents, beginning of period	151.7	62.5
Cash and cash equivalents, end of period	$152.5	$87.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. and consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented.

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year 2015.

Segment presentation

Beginning in 2015, we modified our reportable segment presentation to reflect changes in how we operate the business and make resource allocations. Certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been reclassified from our Investments and Other segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within the Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
New authoritative accounting guidance

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that an acquirer recognize adjustments to provisional amounts in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Effects on earnings as a result of the change to the provisional amounts should be recorded in the same period’s financial statements and calculated as if the accounting had been completed at the acquisition date. The guidance is effective January 1, 2016 with early adoption permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

In July 2015, the FASB issued guidance which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The guidance is effective January 1, 2016 with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In May 2015, the FASB issued guidance which removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value practical expedient. The guidance is effective January 1, 2016 and requires retrospective application for each prior period presented. Early adoption is permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements. The adoption will not impact our consolidated balance sheet, statement of income or statement of cash flows as the guidance relates to financial statement disclosures.
In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact on the consolidated financial results.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid in a cloud computing arrangement. The guidance is effective January 1, 2016. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

2. Significant Business Acquisitions

The following acquisitions during 2015 are included within the Financial Services segment:

Acquisition of kasina LLC

On January 1, 2015, we acquired all of the membership interests of kasina LLC, a strategic advisory firm to the asset management industry for $9.0 million of upfront cash consideration and up to $5.0 million of performance-related contingent consideration. The performance-related contingent consideration is based on the achievement of certain annual revenue targets of the acquired business over an approximate four year period from the closing date. A significant portion of the contingent consideration also requires, subject to certain exceptions, future employment over the course of the performance period. We expect the acquisition to provide us with additional opportunities to provide a combination of advisory, research, technology and analytics to asset managers.

Acquisition of Red Rocks Capital LLC

On July 31, 2015, we acquired all of the membership interests of asset manager Red Rocks Capital LLC, which focuses on listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance-related contingent consideration. The performance-related contingent consideration is based on the achievement of certain annual revenue targets of the acquired business over an approximate four year period from the closing date and requires, subject to certain exceptions, future employment over the course of the performance period. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace to enhance our ongoing asset management strategy.

Acquisition of Wealth Management Systems Inc.

On August 21, 2015, we acquired all of the outstanding common stock of Wealth Management Systems Inc., a provider of technology-based rollover services, for $64.0 million of cash consideration. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms, helping asset managers and broker-dealers grow and retain assets in the retirement marketplace. We expect the acquisition to provide us with additional opportunities to expand rollover service options to new and existing customers and enhance our ongoing retirement and asset management strategies.

The factors described above, combined with the synergies expected from combining our operations with each of the acquired entities and the resulting expansion of the service offerings available to our clients, are the basis for the acquisitions prices paid

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

resulting in $76.0 million of goodwill recorded, of which approximately $40.0 million is expected to be deductible for tax purposes.
The transactions were accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition dates. The estimated fair values are preliminary and subject to changes as appraisals of certain intangible assets are finalized, working capital adjustments are agreed upon and finalized, and additional information becomes available; however, we do not expect material changes.

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisitions of kasina LLC, Red Rocks Capital LLC, and Wealth Management Systems Inc. and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid	$119.0
Fair value of contingent consideration	0.8
Fair value of total consideration transferred	$119.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.6
Accounts receivable	4.2
Other current assets	0.2
Properties (1)	3.3
Intangible assets	49.5
Goodwill	76.0
Total assets	134.8

Accounts payable	0.2
Accrued compensation and benefits	0.4
Deferred revenue	5.5
Other current liabilities	0.7
Deferred income tax liabilities	8.2
Total liabilities	15.0
Net assets acquired	$119.8
_____________________________________________________
(1) Includes $3.0 million of acquired software

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of acquisition dates (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$48.0	17 years
Other	1.5	7 years
	$49.5

The operating results of kasina LLC, Red Rocks Capital LLC, and Wealth Management Systems Inc. were combined with our operating results subsequent to the acquisition dates. Approximately $3.4 million and $4.9 million of revenues and $1.7 million and $4.2 million of net pretax losses of the acquired businesses are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2015, respectively. Pro-forma results of operations, assuming these

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

acquisitions were made at the beginning of the earliest period presented, have not been presented because the effect of these acquisitions are not material to our results.

3. Investments

Investments are as follows (in millions):

	Carrying Value
	September 30, 2015	December 31, 2014
Available-for-sale securities:
State Street Corporation	$146.7	$350.7
Other available-for-sale securities	106.6	124.8
	253.3	475.5
Other:
Trading securities	21.1	25.1
Cost method and other investments	140.6	156.0
	161.7	181.1
Total investments	$415.0	$656.6

Certain information related to our available-for-sale securities is as follows (in millions):

	September 30, 2015	December 31, 2014
Book cost basis	$118.3	$140.2
Gross unrealized gains	142.1	336.6
Gross unrealized losses	(7.1)	(1.3)
Market value	$253.3	$475.5

At September 30, 2015 and December 31, 2014, the carrying value of our available-for-sale investments was $253.3 million and $475.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $56.6 million and $138.9 million at September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015 and 2014, we received $249.3 million and $162.4 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $2.5 million and $50.8 million and gross realized losses of $1.5 million and $0.7 million were recorded during the three months ended September 30, 2015 and 2014, respectively, from the sale of available-for-sale securities. Gross realized gains of $165.8 million and $99.0 million and gross realized losses of $3.9 million and $1.0 million were recorded during the nine months ended September 30, 2015 and 2014, respectively, from the sale of available-for-sale securities.

We recognized losses related to available-for-sale securities of $0.5 million for both the three and nine months ended September 30, 2015, compared to $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, as a result of other than temporary investment impairments. These losses are reflected in our Condensed Consolidated Statement of Income as a component of Other income, net.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position at September 30, 2015 and December 31, 2014 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Common stock	$42.6	$7.1	$—	$—	$42.6	$7.1

December 31, 2014
Common stock	$17.1	$1.3	$—	$—	$17.1	$1.3

We are a limited partner in various private equity funds which are primarily accounted for using the cost method.  At September 30, 2015 and December 31, 2014, our carrying value of these private equity fund investments was approximately $124.5 million and $141.4 million, respectively.  At September 30, 2015, we had future capital commitments related to these private equity fund investments of approximately $4.7 million. Additionally, we have other investments with a carrying value of $16.1 million and $14.6 million at September 30, 2015 and December 31, 2014, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We recorded no impairments on cost method and other investments during the three and nine months ended September 30, 2015 and recorded $0.4 million and $2.0 million of impairments during the three and nine months ended September 30, 2014, respectively.

4. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	September 30, 2015	December 31, 2014
International Financial Data Services (U.K. and L.P.)	50%	$203.7	$186.0
Boston Financial Data Services, Inc.	50%	81.5	77.6
Unconsolidated real estate and other affiliates		30.1	35.1
Total		$315.3	$298.7

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
International Financial Data Services (U.K. and L.P.)	$8.6	$7.2	$25.6	$10.3
Boston Financial Data Services, Inc.	1.4	1.5	3.9	4.5
Unconsolidated real estate and other affiliates	1.8	1.5	10.0	10.4
Total	$11.8	$10.2	$39.5	$25.2

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

As of September 30, 2015 and December 31, 2014, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include our money market funds, available-for-sale

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1.  In addition, we have investments in pooled funds and interest rate and foreign currency derivative instruments that are required to be reported at fair value.  Fair value for investments in pooled funds is determined using net asset value.  Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Accordingly, our investments in pooled funds and derivative instruments have been classified as Level 2.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$204.7	$204.7	$—	$—
Equity securities (2)	274.4	274.4	—	—
Pooled funds (2)	5.4	—	5.4	—
Deferred compensation liabilities (3)	(21.1)	(21.1)	—	—
Derivative instruments (3)	(0.8)	—	(0.8)	—
Total	$462.6	$458.0	$4.6	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$141.0	$141.0	$—	$—
Equity securities (2)	500.6	500.6	—	—
Pooled funds (2)	5.6	—	5.6	—
Deferred compensation liabilities (3)	(25.1)	(25.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$621.6	$616.5	$5.1	$—
_____________________________________________________
(1) Included in Cash and cash equivalents and Funds held on behalf of clients on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

6. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$213.0	$66.9	$165.0	$57.8
Other	31.4	16.8	29.9	14.6
Total	$244.4	$83.7	$194.9	$72.4

Amortization expense of intangible assets for three and nine months ended September 30, 2015 was approximately $4.1 million and $11.3 million, respectively, as compared to $3.7 million and $11.3 million for the three and nine months ended September 30, 2014, respectively. The following table summarizes the estimated annual amortization for intangible assets recorded as of September 30, 2015 (in millions):

Remainder of 2015	$4.3
2016	17.2
2017	17.1
2018	16.9
2019	16.1
Thereafter	89.1
Total	$160.7

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2015, by segment (in millions):

	December 31, 2014	Acquisitions	Disposals	Other	September 30, 2015
Financial Services	$234.4	$76.0	$—	$(7.0)	$303.4
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	25.3	—	—	(0.2)	25.1
Total	$414.7	$76.0	$—	$(7.2)	$483.5

Due to the new segment reporting effective as of January 1, 2015, goodwill of approximately $6.7 million was reallocated from the Customer Communications segment to the Financial Services segment based on the relative fair values of the businesses transferred. Prior period amounts above have been revised to reflect the reallocated goodwill.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

7. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	September 30, 2015	December 31, 2014
Accounts receivable securitization program	$150.0	$120.0
Revolving credit facilities	277.6	44.3
Senior notes	330.0	370.0
Related party credit agreements	2.1	3.7
Other indebtedness	5.5	14.9
	765.2	552.9
Less current portion of debt	157.1	167.3
Long-term debt	$608.1	$385.6

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

The outstanding amount under the program was $150.0 million and $120.0 million at September 30, 2015 and December 31, 2014, respectively.  During the nine months ended September 30, 2015 and 2014, total proceeds from the accounts receivable securitization program were approximately $812.0 million and $775.4 million, respectively, and total repayments were approximately $782.0 million and $775.4 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $277.6 million and $44.3 million at September 30, 2015 and December 31, 2014, respectively. We also have a line of credit agreement that provides for unsecured revolving borrowings up to $50.0 million that matures on September 30, 2016, as well as three other unsecured lines of credit for $10.0 million each, which mature in July 2016. There were no borrowings outstanding under these facilities.

During the nine months ended September 30, 2015 and 2014, total proceeds from our revolving credit facilities were approximately $851.1 million and $697.7 million, respectively, and total repayments were approximately $617.8 million and $636.6 million respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Fair value

Based upon the borrowing rates currently available to us for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the privately placed senior notes, (collectively, the “Senior Notes”), is considered to approximate fair value.  The estimated fair values of the Senior Notes were derived principally from quoted prices for similar financial instruments (Level 2 in the fair value hierarchy).

As of September 30, 2015 and December 31, 2014, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series A	$—	$—	$40.0	$40.5
Senior notes - Series B	105.0	109.7	105.0	110.5
Senior notes - Series C	65.0	69.2	65.0	69.3
Senior notes - Series D	160.0	176.4	160.0	174.7
Total	$330.0	$355.3	$370.0	$395.0

8. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate was 21.8% and 33.3% for the three and nine months ended September 30, 2015, respectively, compared to 30.6% and 33.6% for the three and nine months ended September 30, 2014, respectively. The Company’s tax rate for the three and nine months ended September 30, 2015 was lower than the statutory federal income tax rate of 35% primarily attributable to benefits realized from the release of certain liabilities for uncertain tax positions that were settled, effectively settled or otherwise remeasured during the period.  The Company’s tax rate for the three months ended September 30, 2014 was lower than the statutory federal income tax rate of 35% primarily attributable to the release of certain liabilities for uncertain tax positions as the statute of limitations expired and higher foreign tax credits were available due to higher earnings from foreign jurisdictions. Additionally, the tax rate was lower than the statutory federal rate during the nine months ended September 30, 2014 due to the $18.1 million gain on share repurchase which had no tax expense and the completion of a state examination, which resulted in the recognition of $2.5 million of income tax benefits from the reversal of previously reserved tax positions.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

9. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$75.1	$100.0	$290.4	$338.2

Weighted average common shares outstanding	35.7	39.5	36.5	40.7
Incremental shares from restricted stock units and stock options	0.5	0.3	0.4	0.5
Weighted average diluted shares outstanding	36.2	39.8	36.9	41.2

Basic earnings per share	$2.10	$2.53	$7.96	$8.30
Diluted earnings per share	$2.08	$2.51	$7.87	$8.22

We had approximately 34.9 million and 38.7 million common shares outstanding at September 30, 2015 and 2014, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and nine months ended September 30, 2015 and 2014.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the nine months ended September 30, 2015, we granted approximately 0.4 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the nine months ended September 30, 2015, we had 0.1 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At September 30, 2015, we had 0.9 million unvested RSU’s and 0.5 million stock options outstanding.

We recognized share based compensation expense of $7.3 million and $21.7 million during the three and nine months ended September 30, 2015, respectively, as compared to $5.3 million and $15.6 million during the three and nine months ended September 30, 2014, respectively.  At September 30, 2015, we had $45.7 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $7.6 million for the remainder of 2015, $16.5 million for 2016, $6.5 million for 2017 and $1.2 million for 2018. Future expense recognition is not projected on approximately $13.9 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2014	$207.2	$(0.3)	$(20.0)	$186.9
Net current period other comprehensive income (loss)	(123.8)	(0.1)	(10.8)	(134.7)
Balance, September 30, 2015	$83.4	$(0.4)	$(30.8)	$52.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	September 30,
	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(33.1)	$(20.0)	$34.2	$20.3
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(0.4)	(0.3)	(48.9)	(29.8)
Net change in available-for-sale securities	(33.5)	(20.3)	(14.7)	(9.5)
Cash flow hedges
Unrealized losses on cash flow hedges	(0.2)	(0.1)	(0.2)	(0.1)
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.3)	(0.2)	0.2	0.1
Net change in cash flow hedges	(0.5)	(0.3)	—	—
Cumulative translation adjustments	(6.4)	(6.4)	(5.3)	(5.2)
Total other comprehensive loss	$(40.4)	$(27.0)	$(20.0)	$(14.7)

	Nine Months Ended
	September 30,
	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(39.5)	$(23.8)	$1.2	$(0.4)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(161.3)	(100.0)	(96.8)	(59.0)
Net change in available-for-sale securities	(200.8)	(123.8)	(95.6)	(59.4)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	(0.2)	(0.1)	0.1	0.1
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.1)	—	0.4	0.3
Net change in cash flow hedges	(0.3)	(0.1)	0.5	0.4
Cumulative translation adjustments	(10.8)	(10.8)	(3.2)	(3.1)
Total other comprehensive loss	$(211.9)	$(134.7)	$(98.3)	$(62.1)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $49.9 million and $50.2 million at September 30, 2015 and December 31, 2014, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $25.0 million and $25.1 million at September 30, 2015 and December 31, 2014, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both September 30, 2015 and December 31, 2014, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the nine months ended September 30, 2015, we repurchased approximately 3.0 million shares of DST common stock for $325.0 million under our share repurchase plans. On July 29, 2015 our Board of Directors authorized an additional $250.0

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

million of share repurchases, which is incremental to the existing plan. As of September 30, 2015, there was approximately $225.0 million remaining under the amended share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $5.2 million and $6.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Dividends

Total dividends for the nine months ended September 30, 2015 and 2014 were $33.9 million and $37.0 million, respectively. Cash dividends paid during the nine months ended September 30, 2015 and 2014 were $32.8 million and $36.3 million, respectively. The remaining amount of dividends represents dividend equivalent shares of restricted stock units in lieu of cash dividends. On October 30, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable December 11, 2015, to stockholders of record at the close of business on November 25, 2015.

10. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $9.9 million and $9.6 million outstanding at September 30, 2015 and December 31, 2014, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.7 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at September 30, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

In October 2015, we completed the sale and leaseback of our four North American Customer Communications’ production facilities for pretax proceeds totaling approximately $129.0 million, less closing costs and real estate commissions. A pretax gain of approximately $39.9 million on the combined sale transactions will be deferred and amortized on a straight-line basis over the future lease terms. The U.S. and Canadian production facilities’ leases provide for initial terms of fourteen (14) and twelve (12) years, respectively, and further provide the Company with options to extend the lease terms for two consecutive five year terms at then fair market rents. The total annual rent payments for year one will be approximately $9.0 million and include 2% annual rent escalations, resulting in approximately $10.3 million of annual rent expense.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

11. Segment Information

Our operating business units offer sophisticated information processing and software services and products. We present these businesses as three operating segments, Financial Services, Healthcare Services and Customer Communications.  Investments in our equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other segment.

As mentioned in Note 1, beginning in 2015, we modified our reportable segment presentation to reflect changes in how our chief operating decision maker (“CODM”) now operates the business and makes resource allocations. Due to modifications in how we manage our businesses, certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services Segment rather than the Customer Communications Segment. Additionally, real estate utilized principally by our business operations has been reclassified from our Investments and Other Segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within the Investments and Other Segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2015	December 31, 2014
Financial Services	$1,363.6	$1,428.2
Healthcare Services	377.3	391.3
Customer Communications	430.8	384.0
Investments and Other	497.5	741.9
Elimination Adjustments	(1.7)	(2.5)
	$2,667.5	$2,942.9

We evaluate the performance of our operating segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Summarized financial information concerning our segments, including historical annual information revised to reflect the new segment realignment, is shown in the following tables (in millions):

	Three Months Ended September 30, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$260.6	$94.0	$147.1	$0.9	$—	$502.6
Intersegment operating revenues	12.6	—	6.2	—	(18.8)	—
Out-of-pocket reimbursements	17.9	2.4	185.5	—	(3.4)	202.4
Total revenues	291.1	96.4	338.8	0.9	(22.2)	705.0

Costs and expenses	224.1	78.4	317.5	0.4	(22.2)	598.2
Depreciation and amortization	18.0	4.8	8.1	0.2	—	31.1

Income from operations	49.0	13.2	13.2	0.3	—	75.7
Other income (loss), net	(0.3)	(0.2)	—	14.9	—	14.4
Equity in earnings of unconsolidated affiliates	10.1	0.1	—	1.6	—	11.8

Earnings before interest and income taxes	$58.8	$13.1	$13.2	$16.8	$—	$101.9

	Three Months Ended September 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$269.3	$95.5	$143.4	$2.3	$—	$510.5
Intersegment operating revenues	13.2	—	6.7	—	(19.9)	—
Out-of-pocket reimbursements	13.6	1.9	156.7	—	(3.2)	169.0
Total revenues	296.1	97.4	306.8	2.3	(23.1)	679.5

Costs and expenses	224.3	73.1	287.6	1.4	(23.1)	563.3
Depreciation and amortization	18.8	4.7	9.5	0.4	—	33.4

Income from operations	53.0	19.6	9.7	0.5	—	82.8
Other income, net	0.3	0.1	0.1	57.0	—	57.5
Equity in earnings of unconsolidated affiliates	8.7	0.1	0.2	1.2	—	10.2

Earnings before interest and income taxes	$62.0	$19.8	$10.0	$58.7	$—	$150.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $5.9 million and $6.4 million for the three months ended September 30, 2015 and 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Nine Months Ended September 30, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$769.2	$278.0	$449.2	$2.3	$—	$1,498.7
Intersegment operating revenues	41.7	—	19.0	—	(60.7)	—
Out-of-pocket reimbursements	49.1	5.9	558.1	—	(10.0)	603.1
Total revenues	860.0	283.9	1,026.3	2.3	(70.7)	2,101.8

Costs and expenses	669.8	237.6	952.3	(1.4)	(70.7)	1,787.6
Depreciation and amortization	51.7	14.0	24.0	0.6	—	90.3

Income from operations	138.5	32.3	50.0	3.1	—	223.9
Other income (loss), net	(1.3)	(0.1)	0.1	191.3	—	190.0
Equity in earnings of unconsolidated affiliates	29.6	0.2	0.3	9.4	—	39.5

Earnings before interest and income taxes	$166.8	$32.4	$50.4	$203.8	$—	$453.4

	Nine Months Ended September 30, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$796.9	$280.4	$441.6	$6.4	$—	$1,525.3
Intersegment operating revenues	38.8	—	19.9	0.5	(59.2)	—
Out-of-pocket reimbursements	44.4	4.9	477.2	0.1	(9.1)	517.5
Total revenues	880.1	285.3	938.7	7.0	(68.3)	2,042.8

Costs and expenses	679.5	232.9	874.5	4.5	(68.3)	1,723.1
Depreciation and amortization	54.0	14.4	28.0	1.1	—	97.5

Income from operations	146.6	38.0	36.2	1.4	—	222.2
Other income, net	20.4	0.1	0.3	261.5	—	282.3
Equity in earnings of unconsolidated affiliates	20.4	0.4	0.8	3.6	—	25.2

Earnings before interest and income taxes	$187.4	$38.5	$37.3	$266.5	$—	$529.7

Earnings before interest and income taxes in the segment reporting information above less interest expense of $18.1 million and $20.0 million for the nine months ended September 30, 2015 and 2014 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain.
For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the effects of competition in the businesses in which we operate;

•	changes in customer demand and our ability to provide products and services on terms that are favorable to us;

•	changes in law, economic and financial conditions, including potential SEC regulations impacting third-party distributors of mutual funds;

•
the impacts of breaches or potential breaches of network, information technology or data security, natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial impact not covered by insurance;

•
our investments in joint ventures or other unconsolidated affiliates; for example, some of our joint venture investments are subject to contractual obligations which could restrict us from selling such interests;

•	the effectiveness of our risk management framework;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation;

•	our investments in funds and other companies may decline;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	the other factors that are described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
Future economic and industry trends that could potentially impact our financial statements or results of operations are difficult to predict. These forward-looking statements are based on information as of the date of this report and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
INTRODUCTION

DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, insurance, and healthcare markets. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solution offerings.
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
In the U.S. we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts) either directly by DST or through Boston Financial Data Services, Inc. (“BFDS”), our domestic joint venture with State Street Corporation (“State Street”). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a SaaS and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P., which are joint ventures with State Street.
Financial Services fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, a portion of the services we provide for registered accounts are provided directly by the broker-dealer. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenue through asset-based fee arrangements and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts. We typically have multi-year agreements with our clients. We receive revenues for processing services and products provided under various agreements with unconsolidated affiliates. We believe that the terms of our contracts with unconsolidated affiliates are fair to us and are no less favorable to us than those obtained from unaffiliated parties.

On July 31, 2015, we acquired all of the membership interests of asset manager Red Rocks Capital LLC, which focuses on listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance-related contingent consideration. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace to enhance our ongoing asset management strategy.
On August 21, 2015, we acquired all of the outstanding common stock of Wealth Management Systems Inc., a provider of technology-based rollover services, for $64.0 million of cash consideration. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms, helping asset managers and broker-dealers grow and retain assets in the retirement marketplace. We expect the acquisition to provide us with additional opportunities to expand rollover service options to new and existing customers and enhance our ongoing retirement and asset management strategies.
Healthcare Services
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. We also continue to expand and enhance our Healthcare Services’ offerings to ensure we are able to address the changing needs of our clients within the complex and highly regulated health industries which we serve. For example, our pharmacy management business continues to make investments to expand our clinical, network, and analytic capabilities to help our customers and prospective customers achieve the best possible outcomes for their members and to allow us to more effectively compete in the broader competitive pharmacy benefit manager (“PBM”) market. Historically, we have acted as an agent within our pharmacy-solutions business and, accordingly, recognized revenue on a net basis. As our enhanced products evolve and we expand our pharmacy-solutions service offerings, we will evaluate the provisions within our new customer contracts to determine whether we are acting as a principal or an agent in the transactions.  If we determine that we are acting as a principal in the transactions, we will report the transactions on a gross basis, resulting in significantly higher revenues and costs reflected within our consolidated financial statements.
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

On October 19, 2015, we entered into a new multi-year contract with a significant existing client to provide administrative management of pharmacy claims for the client’s commercial plan members. As a result of this agreement, the previously announced deconversion of this client’s members scheduled for 2015 and 2016 will not take place, and the client will remain on our pharmacy claims processing platform.
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

In October 2015, we completed the sale and leaseback of our four North American Customer Communications’ production facilities for pretax proceeds totaling approximately $129.0 million, less closing costs and real estate commissions. A pretax gain of approximately $39.9 million on the combined sale transactions will be deferred and amortized on a straight-line basis over the future lease terms. The U.S. and Canadian production facilities’ leases provide for initial terms of fourteen (14) and twelve (12) years, respectively, and further provide the Company with options to extend the lease terms for two consecutive five year terms at then fair market rents. The total annual rent payments for year one will be approximately $9.0 million and include 2% annual rent escalations, resulting in approximately $10.3 million of annual rent expense. Annual depreciation for the four facilities was approximately $6.1 million.
Investments and Other
The Investments and Other segment is comprised of our real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by this segment are primarily passive in nature.
The Investments and Other segment’s revenues are derived from rental income from third-party real estate leases. Rental income is recorded as revenue when, based on lease terms, it is earned. The Investments and Other segment records investment income (dividends, interest and net gains or losses on investment securities) within Other income, net. The Investments and Other segment derives part of its income from its pro rata share in the earnings or losses of certain unconsolidated affiliates. We make lease payments to certain real estate joint ventures.
Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations.  Transaction processing and Customer Communications volumes for mutual fund customers are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  We have historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual software license sales depend on the timing and size of the contract.

RESULTS OF OPERATIONS

The following table summarizes our operating results (in millions). Additional information regarding each of our segments operating results is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$502.6	$510.5	$(7.9)	(1.5)%
Out-of-pocket reimbursements	202.4	169.0	33.4	19.8%
Total revenues	705.0	679.5	25.5	3.8%

Costs and expenses	598.2	563.3	34.9	6.2%
Depreciation and amortization	31.1	33.4	(2.3)	(6.9)%
Income from operations	75.7	82.8	(7.1)	(8.6)%

Interest expense	(5.9)	(6.4)	(0.5)	(7.8)%
Other income, net	14.4	57.5	(43.1)	(75.0)%
Equity in earnings of unconsolidated affiliates	11.8	10.2	1.6	15.7%
Income before income taxes	96.0	144.1	(48.1)	(33.4)%
Income taxes	20.9	44.1	(23.2)	(52.6)%
Net income	$75.1	$100.0	$(24.9)	(24.9)%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$1,498.7	$1,525.3	$(26.6)	(1.7)%
Out-of-pocket reimbursements	603.1	517.5	85.6	16.5%
Total revenues	2,101.8	2,042.8	59.0	2.9%

Costs and expenses	1,787.6	1,723.1	64.5	3.7%
Depreciation and amortization	90.3	97.5	(7.2)	(7.4)%
Income from operations	223.9	222.2	1.7	0.8%

Interest expense	(18.1)	(20.0)	(1.9)	(9.5)%
Other income, net	190.0	282.3	(92.3)	(32.7)%
Equity in earnings of unconsolidated affiliates	39.5	25.2	14.3	56.7%
Income before income taxes	435.3	509.7	(74.4)	(14.6)%
Income taxes	144.9	171.5	(26.6)	(15.5)%
Net income	$290.4	$338.2	$(47.8)	(14.1)%

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2015 were $705.0 million and $2,101.8 million, an increase of $25.5 million or 3.8% and $59.0 million or 2.9% compared to the three and nine months ended September 30, 2014.  Consolidated operating revenues for the three and nine months ended September 30, 2015 decreased $7.9 million or 1.5% and $26.6 million or 1.7% as compared to the same periods in 2014.

The decrease in consolidated operating revenues during the three and nine months ended September 30, 2015 was primarily attributable to the combination of decreased operating revenues in the Financial Services segment as a result of the sale of Global Solutions, foreign currency movements and decreased operating revenues in the Healthcare Services segment, partially offset by increased operating revenues in the Customer Communications segment. Excluding the impacts from the sale of Global Solutions and foreign currency, consolidated operating revenues during the three and nine months ended September 30, 2015 increased by $22.9 million and $51.6 million, respectively, as compared to the same periods in 2014.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2015 increased $33.4 million or 19.8% and $85.6 million or 16.5% as compared to the same periods in 2014.  The increase in OOP reimbursements is primarily attributable to new client volumes in the Customer Communications segment.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2015 was $75.7 million and $223.9 million, respectively, a decrease of $7.1 million or 8.6% and an increase of $1.7 million or 0.8% as compared to the same periods in 2014.  The decrease in operating income during the three months ended September 30, 2015 was primarily due to decreases within the Financial Services and Healthcare segments, partially offset by increases within the Customer Communications segment. The increase in operating income during the nine months ended September 30, 2015 was primarily due to increases within the Customer Communications segment partially offset by decreases in the Financial Services and Healthcare Services segments.

Interest expense

Interest expense for the three and nine months ended September 30, 2015 was $5.9 million and $18.1 million, respectively, a decrease of $0.5 million and $1.9 million as compared to the three and nine months ended September 30, 2014, primarily from lower weighted average debt balances outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized gains from sale of available-for-sale securities	$1.0	$50.1	$161.9	$98.0
Net gain on private equity funds and other investments	14.5	6.5	25.3	21.3
Dividend income	1.8	2.6	5.5	42.1
Gain on sale of private company investment	—	—	—	103.6
Gain on contract to repurchase shares	—	—	—	18.1
Miscellaneous items	(2.9)	(1.7)	(2.7)	(0.8)
Other income, net	$14.4	$57.5	$190.0	$282.3

We recorded a gain of $157.3 million from the sale of approximately 2.3 million shares of State Street available-for-sale securities for the nine months ended September 30, 2015 as compared to a gain of $87.8 million from the sale of approximately 1.4 million shares of State Street during the nine months ended September 30, 2014.

The sale of State Street securities resulted in lower dividend income during the three and nine months ended September 30, 2015 as compared to the prior year.  During the nine months ended September 30, 2014 we received a $33.2 million cash dividend and pre-tax cash proceeds of $103.6 million resulting in a gain from the sale of our cost method investment in a privately-held company.

Additionally, during the nine months ended September 30, 2014, we repurchased $200.0 million of our common stock from the Argyros Group. The price paid per share was determined through the secondary offering of the Argyros Group’s DST common stock in May 2014. In connection with this share repurchase, we recorded a non-cash gain of $18.1 million resulting from the change in stock price between the date the share repurchase price became fixed and the settlement date.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
IFDS (U.K. and L.P.)	$8.6	$7.2	$25.6	$10.3
BFDS	1.4	1.5	3.9	4.5
Other	1.8	1.5	10.0	10.4
	$11.8	$10.2	$39.5	$25.2

DST’s equity in earnings of IFDS increased $1.4 million and $15.3 million during the three and nine months ended September 30, 2015 as compared to the same periods in 2014. The increase is primarily the result of higher revenues recognized related to the ongoing client conversion activities, organic growth at existing customers and new client processing revenue. Partially offsetting the increased revenues are higher operating costs as IFDS expands its infrastructure to prepare for the addition of new clients and associated service offerings as well as negative foreign currency impacts in both the U.K. and Canada.

The multi-year implementation efforts for the previously announced two new clients are continuing to progress and are expected to be completed in phases over the next two years. Beginning in third quarter 2014, IFDS began capitalizing a significant portion of the software development costs being incurred to develop the new wealth management platform for the U.K. market resulting in approximately £58.0 million (£29.0 million at DST’s 50% ownership) of capitalized costs through September 30, 2015.  These costs will continue to be incurred as the platform is completed. During the fourth quarter 2015, we expect that certain modules will be completed, placed into production and commence amortization over an estimated useful life of seven years.  During 2016, we anticipate that the combination of the lower development revenue, reduced capitalization of costs as IFDS shifts from development work to servicing the new clients, and the increased expense from the amortization of costs previously capitalized will reduce 2016 earnings from IFDS as compared to 2015.

Total IFDS shareowner accounts serviced were 24.6 million at September 30, 2015, an increase of 0.4 million accounts or 1.7% from June 30, 2015 and an increase of 1.0 million accounts or 4.2% from September 30, 2014.  The increase in accounts for the nine months ended September 30, 2015 is due to a combination of organic growth and new client conversions.

DST’s equity in earnings of BFDS decreased $0.1 million and $0.6 million during the three and nine months ended September 30, 2015, as compared to the same periods in 2014 as a result of lower shareowner processing revenues associated with reduced levels of accounts serviced.

Our equity in earnings of other unconsolidated affiliates increased $0.3 million and decreased $0.4 million during the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase for the three months ended September 30, 2015 is primarily due to higher earnings from real estate investments. The decrease for the nine months ended September 30, 2015 was primarily due to a $5.7 million gain recognized upon the sale of an unconsolidated affiliate during the nine months ended September 30, 2014, partially offset by a $3.6 million gain resulting from the sale of real estate by an unconsolidated affiliate during the first quarter of 2015.

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$272.6	$269.9	$808.5	$785.9
Costs and expenses	237.4	238.2	704.8	718.3
Depreciation and amortization	10.0	10.3	28.2	29.9
Income from operations	25.2	21.4	75.5	37.7
Non-operating income	1.0	1.3	2.3	2.6
Income before income taxes	26.2	22.7	77.8	40.3
Income taxes	6.0	5.3	18.7	10.9
Net income	$20.2	$17.4	$59.1	$29.4

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 21.8% and 33.3% for the three and nine months ended September 30, 2015, respectively, compared to 30.6% and 33.6% for the three and nine months ended September 30, 2014, respectively. Our tax rate for the three and nine months ended September 30, 2015 was impacted by the reassessment and release of certain liabilities for uncertain tax positions that were settled, effectively settled or otherwise remeasured during the quarter. Our tax rate for the three and nine months ended September 30, 2014 was impacted by the release of certain liabilities for uncertain tax positions as the statute of limitations expired, and higher foreign tax credits due to higher earnings from foreign jurisdictions. Additionally, the tax rate was lower than the statutory federal rate during the nine months ended September 30, 2014 due to the discrete, permanent tax benefit on the gain recorded on the contract to repurchase the Company’s common stock.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 35.0% for full year 2015.  The full year 2015 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Business Segment Comparisons

As discussed within Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, beginning in 2015, we modified our reportable segment presentation to reflect changes regarding how we now operate the business and make resource allocations. Prior periods have been revised to reflect the new reportable operating segments.

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$273.2	$282.5	$(9.3)	(3.3)%
Out-of-pocket reimbursements	17.9	13.6	4.3	31.6%
Total revenues	291.1	296.1	(5.0)	(1.7)%
Costs and expenses	224.1	224.3	(0.2)	(0.1)%
Depreciation and amortization	18.0	18.8	(0.8)	(4.3)%
Income from operations	$49.0	$53.0	$(4.0)	(7.5)%

Operating margin	17.9%	18.8%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$810.9	$835.7	$(24.8)	(3.0)%
Out-of-pocket reimbursements	49.1	44.4	4.7	10.6%
Total revenues	860.0	880.1	(20.1)	(2.3)%
Costs and expenses	669.8	679.5	(9.7)	(1.4)%
Depreciation and amortization	51.7	54.0	(2.3)	(4.3)%
Income from operations	$138.5	$146.6	$(8.1)	(5.5)%

Operating margin	17.1%	17.5%

The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	September 30,
	2015	2014
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	28.0	29.8
IRA mutual fund accounts	22.0	22.5
Other retirement accounts	8.0	8.2
Section 529 and Educational IRAs	8.5	8.9
Registered accounts - tax-advantaged	38.5	39.6
Total registered accounts	66.5	69.4
Subaccounts	30.3	28.4
Total U.S. mutual fund shareowner accounts processed	96.8	97.8

International mutual fund shareowner accounts processed:
IFDS U.K.	11.7	11.1
IFDS L.P. (Canada)	12.9	12.5
Total international mutual fund shareowner accounts processed	24.6	23.6

Defined contribution participant accounts	6.7	6.9

ALPS (in billions of U.S. dollars):
Assets Under Management	$14.1	$15.4
Assets Under Administration	$134.8	$173.6

Automatic Work Distributor workstations (in thousands)	210.9	212.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Changes in registered accounts:
Beginning balance	67.4	70.9	68.8	71.2
Subaccounting conversions to DST platforms	(0.4)	(0.4)	(1.3)	(0.4)
Subaccounting conversions to non-DST platforms	(0.1)	(0.8)	(0.7)	(1.7)
Conversions to non-DST platforms	(0.2)	(0.6)	(0.3)	(0.7)
Organic growth (decline)	(0.2)	0.3	—	1.0
Ending balance	66.5	69.4	66.5	69.4

Changes in subaccounts:
Beginning balance	30.0	27.6	28.6	25.7
Conversions from non-DST registered platforms	0.2	0.1	0.4	0.7
Conversions from DST’s registered accounts	0.4	0.4	1.3	0.4
Organic growth (decline)	(0.3)	0.3	—	1.6
Ending balance	30.3	28.4	30.3	28.4

Changes in defined contribution participant accounts:
Beginning balance	6.4	6.7	7.2	6.9
New client conversions	—	—	—	0.3
Organic growth (decline)	0.3	0.2	(0.5)	(0.3)
Ending balance	6.7	6.9	6.7	6.9

Revenues

Financial Services segment total revenues for the three and nine months ended September 30, 2015 were $291.1 million and $860.0 million, respectively, a decrease of $5.0 million or 1.7% and $20.1 million or 2.3% as compared to the same periods in 2014.  Financial Services segment operating revenues for the three and nine months ended September 30, 2015 were $273.2 million and $810.9 million, respectively, a decrease of $9.3 million or 3.3% and $24.8 million or 3.0% as compared to the same periods in 2014.

The decrease in operating revenues for the three and nine months ended September 30, 2015 is primarily due to the sale of Global Solutions and foreign currency movements. Global Solutions contributed $19.4 million and $49.7 million of operating revenue for the three and nine months ended September 30, 2014 and foreign currency movements reduced operating revenue by approximately $5.9 million and $12.1 million for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Excluding Global Solutions 2014 results and the foreign currency impacts, Financial Services operating revenues increased by $16.0 million or 6.1% and $37.0 million or 4.7% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily driven from year-over-year growth across a number of our service offerings. Specifically, operating revenues increased as a result of organic and new client growth within our Retirement and Brokerage Solutions businesses, as well as growth in our ALPS asset servicing and gathering business and increased professional services revenue associated with our Bluedoor wealth management platform business. Additionally, the businesses acquired during 2015 have contributed $3.4 million and $4.9 million of operating revenues during the three and nine months ended September 30, 2015, respectively. These increases were partly offset by a decline in mutual fund registered shareowner accounts processing revenue due to lower registered accounts. Additionally, software license revenues (excluding Global Solutions) for the three and nine months ended September 30, 2015 were $8.0 million and $24.8 million, respectively, an increase of $0.3 million and a decrease of $1.2 million, respectively, as compared to the same periods in 2014.

Operating revenues from DST’s U.S. shareowner account processing declined primarily as a result of lower registered accounts in 2015. Registered accounts decreased by 0.9 million accounts or 1.3% from June 30, 2015 and decreased by 2.9 million accounts or 4.2% from September 30, 2014.  The decline in registered accounts is primarily the result of accounts converting to subaccounting platforms. For the nine months ended September 30, 2015, 2.0 million registered accounts have converted to subaccounts, of which 1.3 million converted to DST’s subaccounting platform. Conversions of registered accounts to subaccounts for full year 2015 are currently estimated to be approximately 2.5 to 3.5 million accounts. The number of accounts estimated to convert from DST platforms is based upon information obtained from clients. There are a variety of factors that could affect the number and timing of registered accounts converting to subaccounts. Subaccounts processed at September 30, 2015 were 30.3 million, an increase of 0.3 million accounts from June 30, 2015 and an increase of 1.9 million accounts from September 30, 2014. We also signed a contract with a new client during 2015 which, when fully converted, is expected to add approximately 0.7 million new subaccounts to our platform.

U.S. operating revenues for the three and nine months ended September 30, 2015 were $243.9 million and $727.8 million, respectively, an increase of $4.6 million or 1.9% and $18.6 million or 2.6% as compared to the same periods in 2014.  International operating revenues for the three and nine months ended September 30, 2015 were $29.3 million and $83.1 million, respectively, a decrease of $13.9 million or 32.2% and $43.4 million or 34.3% as compared to the same periods in 2014. Excluding the Global Solutions 2014 results and the impact of foreign currency movements, international operating revenues increased $5.5 million and $6.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to increased development and license revenue at Bluedoor.

Costs and expenses

Financial Services segment costs and expenses were $224.1 million and $669.8 million for the three and nine months ended September 30, 2015, respectively, a decrease of $0.2 million or 0.1% and $9.7 million or 1.4% as compared to the same periods in 2014. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  OOP costs, included in costs and expenses, were $17.9 million and $49.1 million for the three and nine months ended September 30, 2015, respectively, an increase of $4.3 million or 31.6% and $4.7 million or 10.6% as compared to the same periods in 2014.

Excluding OOP costs, costs and expenses were $206.2 million for the three months ended September 30, 2015, a decrease of $4.5 million or 2.1% as compared to the same period in 2014.  Global Solutions incurred $13.3 million of operating costs and expenses for the three months ended September 30, 2014. Excluding Global Solutions 2014 results, Financial Services costs and expenses increased by $8.8 million or 4.5% for the three months ended September 30, 2015 as compared to the same period in 2014. On this basis, costs and expenses during 2015 were primarily impacted by increased security, regulatory compliance and other costs incurred to enhance the network infrastructure utilized across all of our operating businesses as well as incremental costs in order to further develop the ALPS and Brokerage Solutions service offerings and expand our Bluedoor wealth management platform in the U.K. Also contributing to the increase in costs and expenses for the three months ended September 30, 2015 was the impact of the acquisitions completed during 2015 which have resulted in approximately $2.0 million of incremental amortization associated with acquired intangibles and performance-related contingent consideration expenses. These higher costs and expenses were partially offset by $5.7 million of foreign currency movements and cost savings achieved from the 2014 restructuring efforts. During the three months ended September 30, 2014, we incurred a $5.6 million charge resulting from the restructuring event implemented during the third quarter to reduce our workforce and consolidate certain facilities to enhance operational efficiency which did not recur in 2015.

Excluding OOP costs, costs and expenses were $620.7 million for the nine months ended September 30, 2015, a decrease of $14.4 million or 2.3% as compared to the same period in 2014.  Global Solutions incurred $42.2 million of operating costs and expenses for the nine months ended September 30, 2014. Excluding Global Solutions 2014 results, Financial Services costs and expenses increased by $27.8 million or 4.7% for the nine months ended September 30, 2015 as compared to the same period in 2014. On this basis, costs and expenses during 2015 were primarily impacted by increased security, regulatory compliance and network infrastructure costs, higher costs associated with new business initiatives as we expand our service offerings, and increased costs incurred to service growth at ALPS, Brokerage Solutions and Retirement Solutions and expand our Bluedoor wealth management platform in the U.K. These higher costs and expenses were partially offset by $12.0 million of foreign currency movements, $5.6 million of advisory and transaction costs incurred during 2014 in connection with the Argyros transaction and $9.8 million of costs incurred in 2014 related to restructuring efforts, which did not recur in 2015.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three and nine months ended September 30, 2015 was $18.0 million and $51.7 million, respectively, a decrease of $0.8 million or 4.3% and $2.3 million or 4.3% as compared to the same periods in 2014. The decrease during the three and nine months ended September 30, 2015 was primarily attributable to the sale of Global Solutions in 2014.

Income from operations

Financial Services segment income from operations for the three and nine months ended September 30, 2015 was $49.0 million and $138.5 million, respectively, a decrease of $4.0 million or 7.5% and $8.1 million or 5.5% as compared to the same periods in 2014. Global Solutions contributed income from operations of $4.6 million and $3.3 million for the three and nine months ended September 30, 2014. Excluding Global Solutions, income from operations increased $0.6 million and decreased $4.8 million for the three and nine months ended September 30, 2015, respectively. Financial Services segment income from operations for the nine months ended September 30, 2015 decreased primarily from higher costs and expenses due to investments in our systems and infrastructure, the development of new business initiatives and the acquisitions completed during 2015. These decreases in operating income were partially offset by lower costs incurred as a result of the restructuring activities undertaken in late 2014. The impacts on operating income from foreign currency movements were not significant.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$94.0	$95.5	$(1.5)	(1.6)%
Out-of-pocket reimbursements	2.4	1.9	0.5	26.3%
Total revenues	96.4	97.4	(1.0)	(1.0)%
Costs and expenses	78.4	73.1	5.3	7.3%
Depreciation and amortization	4.8	4.7	0.1	2.1%
Income from operations	$13.2	$19.6	$(6.4)	(32.7)%

Operating margin	14.0%	20.5%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$278.0	$280.4	$(2.4)	(0.9)%
Out-of-pocket reimbursements	5.9	4.9	1.0	20.4%
Total revenues	283.9	285.3	(1.4)	(0.5)%
Costs and expenses	237.6	232.9	4.7	2.0%
Depreciation and amortization	14.0	14.4	(0.4)	(2.8)%
Income from operations	$32.3	$38.0	$(5.7)	(15.0)%

Operating margin	11.6%	13.6%

The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	September 30,
	2015	2014
DST Health Solutions covered lives	25.3	24.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Argus pharmacy paid claims	123.7	122.7	365.9	359.7

Revenues

Healthcare Services segment total revenues for the three and nine months ended September 30, 2015 were $96.4 million and $283.9 million, respectively, a decrease of $1.0 million or 1.0% and $1.4 million or 0.5% as compared to the same periods in 2014. Healthcare Services segment operating revenues for the three and nine months ended September 30, 2015 were $94.0 million and $278.0 million, respectively, a decrease of $1.5 million or 1.6% and $2.4 million or 0.9% as compared to the same periods in 2014.

Operating revenues for the three and nine months ended September 30, 2015 were lower as compared to the same periods in 2014 primarily from lower pharmacy claims processing revenues resulting from a previously announced partial client deconversion on January 1, 2015. This decrease is largely offset by increased pharmacy and medical claims transaction volumes due to organic growth and higher business process outsourcing revenues. Operating revenues include approximately $1.3 million of software license fee revenues for both the three months ended September 30, 2015 and 2014. Operating revenues included approximately $7.3 million of software license fee revenues for the nine months ended September 30, 2015, an increase of $3.0 million over the same period in 2014.

Costs and expenses

Healthcare Services segment costs and expenses were $78.4 million and $237.6 million for the three and nine months ended September 30, 2015, respectively, an increase of $5.3 million or 7.3% and $4.7 million or 2.0% as compared to the same periods in 2014. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three and nine months ended September 30, 2015 was attributable to an increase in staffing costs to support the expansion of our clinical, network, and analytic capabilities in order to more effectively compete in the broader competitive PBM market. Staffing costs also increased in order to service the higher medical transaction volumes due to growth in business process outsourcing services which generally require more support. The increased costs were largely offset by the resolution of a previously disclosed regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million during 2014. For the nine months ended September 30, 2015, increased costs and expenses were also offset by an incremental $5.7 million liability recorded during second quarter 2014 related to processing errors involving certain pharmacy claim transactions which did not recur in 2015.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and nine months ended September 30, 2015 was $4.8 million and $14.0 million, respectively, an increase of $0.1 million or 2.1% and a decrease of $0.4 million or 2.8% as compared to the same periods in 2014.

Income from operations

Healthcare Services segment income from operations for the three and nine months ended September 30, 2015 was $13.2 million and $32.3 million, respectively, a decrease of $6.4 million and $5.7 million as compared to the same periods in 2014.  The decrease is primarily attributable to increased staffing costs incurred to expand our clinical, network, and analytic capabilities and enhance client service offerings. Staffing costs were also higher in order to service growth in our business process outsourcing services that generally require a higher level of support. The increased costs were largely offset by the resolution of a previously disclosed regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million during 2014. For the nine months ended September 30, 2015, increased costs and expenses were also offset by an incremental $5.7 million liability recorded during second quarter 2014 related to processing errors involving certain pharmacy claim transactions which did not recur in 2015.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$153.3	$150.1	$3.2	2.1%
Out-of-pocket reimbursements	185.5	156.7	28.8	18.4%
Total revenues	338.8	306.8	32.0	10.4%
Costs and expenses	317.5	287.6	29.9	10.4%
Depreciation and amortization	8.1	9.5	(1.4)	(14.7)%
Income from operations	$13.2	$9.7	$3.5	36.1%

Operating margin	8.6%	6.5%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$468.2	$461.5	$6.7	1.5%
Out-of-pocket reimbursements	558.1	477.2	80.9	17.0%
Total revenues	1,026.3	938.7	87.6	9.3%
Costs and expenses	952.3	874.5	77.8	8.9%
Depreciation and amortization	24.0	28.0	(4.0)	(14.3)%
Income from operations	$50.0	$36.2	$13.8	38.1%

Operating margin	10.7%	7.8%

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating Revenues
North America	$107.9	$102.9	$5.0	4.9%
United Kingdom	45.4	47.2	(1.8)	(3.8)%
Customer Communications segment	$153.3	$150.1	$3.2	2.1%

Income (Loss) from Operations
North America	$13.5	$9.5	$4.0	42.1%
United Kingdom	(0.3)	0.2	(0.5)	(250.0)%
Customer Communications segment	$13.2	$9.7	$3.5	36.1%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating Revenues
North America	$333.6	$314.5	$19.1	6.1%
United Kingdom	134.6	147.0	(12.4)	(8.4)%
Customer Communications segment	$468.2	$461.5	$6.7	1.5%

Income from Operations
North America	$48.1	$32.7	$15.4	47.1%
United Kingdom	1.9	3.5	(1.6)	(45.7)%
Customer Communications segment	$50.0	$36.2	$13.8	38.1%

The following table summarizes the Customer Communications segment’s statistical results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Images Produced
North America	2,429.6	2,073.9	7,568.7	6,353.5
United Kingdom	485.1	493.3	1,465.7	1,590.6
Customer Communications segment	2,914.7	2,567.2	9,034.4	7,944.1

Packages Mailed
North America	503.3	445.2	1,552.9	1,385.5
United Kingdom	220.7	215.8	630.2	616.8
Customer Communications segment	724.0	661.0	2,183.1	2,002.3

Revenues

Customer Communications segment total revenues for the three and nine months ended September 30, 2015 were $338.8 million and $1,026.3 million, respectively, an increase of $32.0 million or 10.4% and $87.6 million or 9.3% as compared to the same periods in 2014.  Customer Communications operating revenues for the three and nine months ended September 30, 2015 were $153.3 million and $468.2 million, respectively, an increase of $3.2 million or 2.1% and $6.7 million or 1.5% as compared to the same periods in 2014. Out-of-pocket reimbursement revenues for the three and nine months ended September 30, 2015 were $185.5 million and $558.1 million, respectively, an increase of $28.8 million or 18.4% and $80.9 million or 17.0% as compared to the same periods in 2014, primarily due to new client volumes in North America.

Customer Communications North America operating revenues increased $5.0 million or 4.9% and $19.1 million or 6.1% during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase was primarily from incremental volumes due to the conversion of previously announced new clients, partially offset by a decline in volumes from certain existing customers and foreign currency exchange rate movements related to our Canadian operations of $2.0 million and $4.4 million for the three and nine months ended September 30, 2015, respectively.

Customer Communications U.K. operating revenues decreased $1.8 million or 3.8% and $12.4 million or 8.4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily attributable to $3.5 million and $12.0 million of foreign currency exchange rates movements for the three and nine months ended September 30, 2015, partially offset by revenue growth from new and existing clients.

Costs and expenses

Customer Communications segment costs and expenses were $317.5 million and $952.3 million for the three and nine months ended September 30, 2015, respectively, an increase of $29.9 million or 10.4% and $77.8 million or 8.9% as compared to the same periods in 2014.  Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2015 and 2014, costs and expenses increased $1.1 million or 0.8% and decreased $3.1 million or 0.8% for the three and nine months ended September 30, 2015 to $132.0 million and $394.2 million, respectively.

Excluding OOP costs, Customer Communications North America costs and expenses increased $1.8 million and $5.7 million for the three and nine months ended September 30, 2015, respectively, primarily from higher variable expenses to support the increased revenues, partially offset by cost savings achieved through the consolidation of certain operating facilities in North America in fourth quarter 2014.  Excluding OOP costs, Customer Communications U.K. costs and expenses decreased $0.7 million and $8.8 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to $3.5 million and $11.7 million of foreign currency exchange rate movements, partially offset by higher operating costs to service new clients.

Depreciation and amortization

Customer Communications segment depreciation and amortization expense for the three and nine months ended September 30, 2015 was $8.1 million and $24.0 million, respectively, a decrease of $1.4 million or 14.7% and $4.0 million or 14.3% as compared to the same periods in 2014.  Depreciation and amortization expense decreased $0.8 million and $2.0 million in North America and $0.6 million and $2.0 million in the U.K. during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

Income from operations

Customer Communications segment income from operations for the three and nine months ended September 30, 2015 increased $3.5 million and $13.8 million, respectively, as compared to the same periods in 2014.  During the three and nine months ended September 30, 2015, Customer Communications North America income from operations increased $4.0 million and $15.4 million, respectively, primarily due to higher operating revenues and cost saving measures from closing production plants during fourth quarter 2014, partially offset by higher costs from increased variable expenses incurred to support the increased revenues.  During the three and nine months ended September 30, 2015, Customer Communications U.K. income from operations decreased $0.5 million and $1.6 million, respectively. The decrease in Customer Communications U.K. income from operations for the three and nine months ended September 30, 2015 is the result of higher operating costs (excluding the impact of foreign exchange movements), partially offset by revenue growth from new and existing clients.

INVESTMENTS AND OTHER SEGMENT

The following table presents the financial results of the Investments and Other segment (in millions):

	Three Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$0.9	$2.3	$(1.4)	(60.9)%
Out-of-pocket reimbursements	—	—	—	—%
Total revenues	0.9	2.3	(1.4)	(60.9)%
Costs and expenses	0.4	1.4	(1.0)	(71.4)%
Depreciation and amortization	0.2	0.4	(0.2)	(50.0)%
Income from operations	$0.3	$0.5	$(0.2)	(40.0)%

Operating margin	33.3%	21.7%

	Nine Months Ended		Change
	September 30,		2015 vs 2014
	2015	2014	$	%
Operating revenues	$2.3	$6.9	$(4.6)	(66.7)%
Out-of-pocket reimbursements	—	0.1	(0.1)	—%
Total revenues	2.3	7.0	(4.7)	(67.1)%
Costs and expenses	(1.4)	4.5	(5.9)	(131.1)%
Depreciation and amortization	0.6	1.1	(0.5)	(45.5)%
Income from operations	$3.1	$1.4	$1.7	121.4%

Operating margin	134.8%	20.3%

Revenues

Investments and Other segment total revenues were $0.9 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, a decrease of $1.4 million or 60.9% and $4.7 million or 67.1% as compared to the same periods in 2014 due to the sale of real estate assets during 2014 that were primarily leased to third parties. The majority of the revenues in the Investments and Other segment are derived from the lease of facilities to third parties.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment.  For the three months ended September 30, 2015, the Investments and Other segment costs and expenses were $0.4 million, a decrease of $1.0 million as compared to the same period in 2014. The decrease is primarily related to lower occupancy costs due to the sale of real estate assets occupied by third parties. For the nine months ended September 30, 2015, the Investments and Other segment recognized a gain of $3.1 million on the sale of real estate. Excluding this gain, costs and expenses declined $2.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014 as a result of the sale of real estate assets during 2014.

Depreciation and amortization

Investments and Other segment depreciation and amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, a decrease of $0.2 million and $0.5 million as compared to the same periods in 2014.

Income from operations

The Investments and Other segment recorded income from operations of $0.3 million and $3.1 million during the three and nine months ended September 30, 2015, respectively, a decrease of $0.2 million and an increase of $1.7 million as compared to the same periods in 2014.  The decrease in operating income for the three months ended September 30, 2015 is primarily due to the cumulative impact of the sale of real estate assets occupied by third parties. The increase in operating income for the nine months ended September 30, 2015 is primarily due to the $3.1 million gain on the sale of real estate, partially offset by lower operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $253.3 million at September 30, 2015) and other assets, and that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At September 30, 2015, we had approximately $643.4 million of availability under our domestic revolving credit facilities.

Sources and uses of cash

We had $152.5 million and $151.7 million of cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  In 2015, our Board of Directors authorized the use of cash to invest as seed money in newly launched funds. We anticipate that these seed money investments will enable the funds to more quickly achieve critical mass, establish a proven track record and obtain third-party investments. In October 2015, we initiated our first investment under this seed capital program with a $25.0 million investment into a newly launched exchanged-traded fund. Additionally, in October 2015 we completed the sale and leaseback of our four North American Customer Communications’ production facilities which resulted in pretax proceeds totaling approximately $129.0 million, less closing costs and real estate commissions. Information on our consolidated cash flows for the nine months ended September 30, 2015 and 2014 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided by operating activities were $132.2 million during the nine months ended September 30, 2015 compared to $223.8 million for the nine months ended September 30, 2014, a decrease of $91.6 million.

Operating cash flows during the nine months ended September 30, 2015 resulted principally from net income of $290.4 million adjusted for non-cash or non-operating items including net gains on investments of $161.1 million, equity in earnings of unconsolidated affiliates of $39.5 million, depreciation and amortization expense of $90.3 million and a $61.3 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $31.9 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $30.6 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Operating cash flows during the nine months ended September 30, 2014 resulted principally from net income of $338.2 million, which included dividend income from an investment in a private company of $33.2 million. Net income was adjusted for non-cash or non-operating items including net gains on investments of $198.2 million, equity in earnings of unconsolidated affiliates of $25.2 million, the gain on contract to repurchase common stock of $18.1 million and depreciation and amortization expense of $97.5 million. Cash provided from operating activities also resulted from a $20.2 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $27.0 million source of cash for income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided by investing activities were $166.6 million during the nine months ended September 30, 2015, as compared to $207.5 million for the nine months ended September 30, 2014, a decrease of $40.9 million.  The decrease is primarily attributable to lower proceeds from the sale of investments and cash used to acquire kasina LLC, Red Rocks Capital LLC and Wealth Management Services Inc. during 2015, partially offset by fluctuations within funds held to satisfy client fund obligations.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Financial Services	$69.2	$54.0
Healthcare Services	5.6	7.7
Customer Communications	19.2	23.6
Investments and Other	—	0.3
	$94.0	$85.6

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities were $298.0 million during the nine months ended September 30, 2015 as compared to $406.3 million for the nine months ended September 30, 2014, a decrease of $108.3 million, primarily due to higher borrowings during 2015 and the fluctuations in our client fund obligations.

Common stock repurchases

During the nine months ended September 30, 2015, we repurchased approximately 3.0 million shares of DST common stock for $325.0 million under our share repurchase plans. On July 29, 2015 our Board of Directors authorized an additional $250.0 million of share repurchases, which is incremental to the existing plan. As of September 30, 2015, there was approximately

$225.0 million remaining under the amended share repurchase plan. During the nine months ended September 30, 2014, we repurchased approximately 1.0 million shares of DST common stock for $92.1 million under our share repurchase programs.

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

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $246.7 million and $399.6 million of client funds obligations at September 30, 2015 and December 31, 2014, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $765.2 million and $552.9 million of debt outstanding at September 30, 2015 and December 31, 2014, respectively, an increase of $212.3 million during the nine months ended September 30, 2015.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Our debt arrangements are described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Except for a $2.1 million liability established in connection with the indemnification of certain matters associated with the sale of a business and an $0.7 million liability recorded associated with a performance guarantee on a franchise agreement, which were both accrued at September 30, 2015 and December 31, 2014, no liabilities have been established for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of September 30, 2015, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of September 30, 2015 was approximately $253.3 million.  The impact on comprehensive income of a 10%

change in fair value of these investments would be approximately $15.7 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

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

Interest rate risk

We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2015, DST and BFDS had average daily cash balances of approximately $1.8 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $6.3 million of net income (loss).

At September 30, 2015, we had $765.2 million of debt, of which $427.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt. The effect of changes in interest rates on our variable rate debt is partly offset by changes in interest rates attributable to earnings derived from cash balances we hold for clients.

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

At September 30, 2015, our international subsidiaries had approximately $293.3 million in total assets, and for the three and nine months ended September 30, 2015, these international subsidiaries recorded net income of approximately $2.3 million and $7.6 million, respectively.  We estimate that a 10% change in exchange rates could change total consolidated assets by approximately $29.3 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $150.6 million at September 30, 2015. The fair value of the contracts that qualify for hedge accounting resulted in a net liability of $0.6 million at September 30, 2015. We estimate that a 10% change in exchange rates would result in a $0.8 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.1 million at September 30, 2015. We estimate a 10% change in exchange rates on these contracts would result in a $7.7 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2015.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 10, “Commitments and Contingencies,” - Legal Proceedings of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	586,857	(1)	$128.56	$74,999,962	$325,000,160	(2)
August 1 — August 31	75,566	(1)	97.99	7,344,249	317,655,911	(2)
September 1 — September 30	886,013	(1)	104.58	92,655,737	225,000,174	(2)
Total	1,548,436		$113.68	$174,999,948	$225,000,174	(2)
__________________________________________________

(1)
For the three months ended September 30, 2015, we purchased, in accordance with the applicable equity compensation plan, 4,538 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 3,972 shares were purchased in July 2015 and 566 shares were purchased in August 2015.

(2)
On July 29, 2015 we announced that our Board of Directors authorized an additional $250.0 million of share repurchases which is incremental to the existing plan authorizing $250.0 million, which was announced on January 29, 2015. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

 (b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

The Exhibit Index to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2015

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	001-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated, May 12, 2015	8-K	001-14036	3.4	5/14/2015

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 3, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.