Form 10-K
period 2015-12-31
DST SYSTEMS INC
filed 2016-02-26
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2015:
Common Stock, $0.01 par value—$4,540,242,604
Number of shares outstanding of the Registrant’s common stock as of January 31, 2016:
Common Stock, $0.01 par value—33,689,760
Documents incorporated by reference: Portions of our Proxy Statement to be filed on or about on March 28, 2016 are incorporated into Part III

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I
Item 1.    Business
DST Systems, Inc. is a global provider of technology-based information processing and servicing solutions. References below to “DST,” “the Company,” “we,” “us” and “our” may refer to DST Systems, Inc. exclusively or to one or more of our consolidated subsidiaries. We provide business solutions through a unique blend of industry knowledge and experience, technological expertise and service excellence to clients in the asset management, brokerage, retirement, healthcare and other markets. The Company was formed in 1969. Through a reorganization in August 1995, we are a corporation organized in the State of Delaware.
NARRATIVE DESCRIPTION OF BUSINESS
DST uses our proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified data management, business processing and customer communications solutions to clients globally within the asset management, brokerage, retirement, healthcare and other markets. Our wholly-owned data centers provide the secure technology infrastructure necessary to support our solutions offerings.
We manage our business through three operating segments, Financial Services, Healthcare Services and Customer Communications. Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment.
During 2015, we acquired all of the membership interests of kasina LLC, a strategic advisory firm to the asset management industry, and Red Rocks Capital LLC, an asset manager which focuses on listed private equity and other private asset investments. In 2015 we also acquired all of the outstanding common stock of Wealth Management Systems Inc., a provider of technology-based rollover services in the retirement marketplace.
For the year ended December 31, 2015, DST’s operating revenues were $2,013.0 million. The Financial Services segment contributed 51.4% of consolidated operating revenues (excluding intersegment revenues), followed by the Customer Communications segment with 29.8%, the Healthcare Services segment with 18.7% and the Investments and Other segment with 0.1%.
FINANCIAL SERVICES SEGMENT
Through the Financial Services segment, we provide investor, investment, advisor/intermediary and asset distribution services to companies within the Financial Services industry. Utilizing our proprietary software applications, we offer our clients information processing solutions to support direct and intermediary sales of mutual funds, alternative investments, securities brokerage accounts and retirement plans. This includes transaction processing; account opening and maintenance; reconciliation of trades, positions and cash; corporate actions; regulatory reporting and compliance functions; and tax reporting. We also support full reporting to investors for confirmations, statements and tax forms, web access, and electronic delivery of documents.
Services are provided either under a remote processing (“Remote”) model or on a business process outsourcing (“BPO”) basis either directly by DST or through Boston Financial Data Services, Inc. (“BFDS”), our domestic joint venture with State Street Corporation (“State Street”) utilizing our proprietary software applications, including our TA 2000® and TRAC® systems. Our BPO service offerings are enhanced by AWD®, our proprietary workflow software, which is also licensed separately to third parties.
In the United States (“U.S.”), we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts “REITs”). In Australia and the United Kingdom (“U.K.”), we license our Bluedoor wealth management platform to provide solutions related to participant accounting and recordkeeping for wealth management, “wrap platforms” and retirement savings (“superannuation”) industries/markets. Our primary customers are funds and fund managers. We also offer investor services on a Remote and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through International Financial Data Services, U.K. (“IFDS U.K.”) and International Financial Data Services, L.P. (“IFDS L.P.”), (collectively, “IFDS”), which are joint ventures with State Street.
Accounts serviced under shareowner recordkeeping arrangements with the mutual fund and alternative investment sponsors are referred to as “registered accounts.” Registered accounts include both tax-advantaged and non tax-advantaged accounts on the books of the transfer agent. We also contract directly with broker/dealers to manage brokerage subaccounts.

We deliver a comprehensive suite of asset servicing, distribution solutions and asset management for open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds. Focusing on the needs of small- to medium- sized funds that require a broad set of customizable services, we provide compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration, transfer agency and asset management services.
Our distribution services range from consulting to active wholesaling and marketing, including closed-end funds IPO launch platform services. We also offer products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries.
We serve as the asset manager to proprietary open-end mutual funds, closed-end funds and exchange-traded funds through active management and through the utilization of sub-advisors and index providers. Additionally, we offer data analytics and consulting services in both the U.S. and U.K. to help our clients gain actionable insights into the needs and preferences of their customers.
We typically have multi-year agreements with our clients. Financial Services’ fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, broker/dealers provide a portion of the services directly. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenue through asset-based fee arrangements, subscriptions and/or seat licensing and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts.
The Financial Services segment’s largest customer accounted for 10.6% of the segment’s operating revenues in 2015 and the five largest Financial Services customers collectively accounted for 28.9% of the segment’s operating revenues in 2015. Financial Services’ customers include our joint ventures, BFDS (the segment’s second largest customer) and IFDS (the segment’s fourth largest customer). Collectively, these joint ventures accounted for approximately 12.3% of the segment’s operating revenues in 2015.

Sources of new business for the Financial Services segment include: (i) existing clients, particularly with respect to complementary and new products and services, (ii) companies relying on their own in-house capabilities and not using outside vendors, (iii) companies using competitors’ systems, and (iv) new entrants into the markets served by Financial Services. We consider our existing client base to be one of our best sources of new business. We believe that competition in the markets in which the Financial Services segment operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volumes, response to compliance needs, product innovation, and responsiveness. Our competitors are primarily financial institutions and in-house systems. Our financial institution competitors may have an advantage because they can take into consideration the value of their clients’ funds on deposit or under management when pricing their services. We believe there is significant competition in our markets and our ability to compete effectively is dependent in part on access to capital.
HEALTHCARE SERVICES SEGMENT
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations with pharmacy, healthcare administration, and health outcomes optimization solutions to satisfy their information processing, quality of care, cost management and payment integrity needs. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. The Healthcare Services segment’s five largest customers accounted for 48.7% of segment operating revenues in 2015, including 18.4% from its largest customer. Effective January 2015, a significant client deconverted approximately 40% of its business with us. Subsequently, during mid-2015, we entered into a new multi-year contract with this existing client to provide administrative management of pharmacy claims for the client’s commercial plan members. As a result of this agreement, the previously announced deconversion of this client’s remaining members which was scheduled for 2015 and 2016 will not take place, and the client will remain on our pharmacy claims processing platform.
Our healthcare services are marketed to health insurance companies, health plans, benefits administrators, private physician practices and hospital-based physician groups. Customers primarily consist of managed care organizations, preferred provider organizations, third-party administrators, dental, vision, and behavioral health organizations operating commercial and government sponsored programs such as the Health Insurance Exchanges that operate under the Patient Protection and Affordable Care Act (“ACA”), Medicare Advantage, Medicare Part D and Medicaid.
We compete with other third-party providers and companies that perform their services in-house with licensed or internally developed systems and processes. We believe that we compete effectively in the market due to our ongoing investment in our products and the development of new products to meet the evolving business requirements of our customers.

Our competitors’ healthcare administration and health outcomes optimization solutions are primarily based on complete replacement of a payer’s core system. We believe that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that offer the most opportunity of improvement for the customer, resulting in protection of the client’s current IT investment and reduced disruption to its business operation.
Pharmacy Solutions
Through Argus Health Systems, Inc. (“Argus”), a wholly-owned subsidiary, we use our proprietary software applications, supporting technology and enhanced clinical expertise to provide pharmacy health management solutions supporting commercial, Medicaid and Medicare Part D plans. These services include pharmacy claims administration, pharmacy network solutions, government programs administration, formulary and rebate management, trend control and quality compliance programs, member services, and discount drug card programs. RxNova, our proprietary claims processing system, is a highly scalable and comprehensive system for the administration of pharmacy benefits, prescription claims adjudication, eligibility, pharmacy management, and related activities. This benefit management solution provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring, and provides control of pharmacy plan benefits with on-line benefit authorization.
We generally derive revenue from our pharmacy-solutions business on a transactional fee basis. Fees are earned on pharmacy claims processing and payments services, pharmacy and member call center services, formulary and rebate administration, administration or management of clinical programs, pharmacy network management, member and plan web services and management information and reporting.
Healthcare Administration
Our wholly-owned subsidiary DST Health Solutions, LLC (“DSTHS”) uses our proprietary software applications to provide medical claim administration services and health plan compliance and revenue integrity services for payers and providers in the domestic healthcare industry.  Healthcare administration services are offered on a software license, Remote and BPO basis. Our solutions, combined with our health outcomes optimization solutions described below, are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package of solutions.
Claims administration services include claims processing, benefit plan management, eligibility and enrollment management, provider contract administration, mail receipt and processing, imaging/data capture and retention, fulfillment, utilization management, and customer service. Health plan compliance and revenue integrity services include a retrospective review of medical records to accurately capture members’ health status through proper hierarchical condition categories.
Healthcare administration revenues are generally derived from fees charged based on a per member/per month basis and transactional basis. We also realize revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase.
Health Outcomes Optimization
We also provide health outcomes optimization solutions through the use of our integrated care management and population health analytics applications and professional services for health plans and providers in the domestic healthcare industry.  Our Integrated Care Management solution is a real-time, intuitive, workflow-driven solution suite that assists customers to improve member outcomes and manage costs. Our population health technology provides organizations with the ability to measure and manage federal and state required quality management initiatives, provider network quality and efficiency, member health programs, and risk adjustment on an integrated system. In addition to our proprietary systems, we are the exclusive distributor of Johns Hopkins’ Adjusted Clinical Groups (“ACG”), a patient classification system developed by Johns Hopkins University. The ACG System is a software tool that provides health plans the ability to easily identify their at-risk population and stratify them into the optimal care management program for both the member’s needs and the health plan’s goals for that member.
Professional services include business and industry consulting, risk adjustment, compliance and regulatory consulting, behaviorally based interventions, healthcare quality incentive management, medical management (disease, care, and utilization), HEDIS, managed information technology, software engineering, operations process engineering and management consulting.
Health outcomes optimization revenues are generally derived from fees charged based on a per member/per month basis. We also realize revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations.

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
Approximately half of the services provided by this segment are for customers in the financial services and healthcare industries, including clients within our Financial Services and Healthcare Services segments. Additionally, services are provided to the retail banking, insurance, consumer finance, video/broadband, telecommunications, utilities, retail and other service industries. The Customer Communications segment’s five largest clients accounted for 25.4% of segment operating revenues in 2015, including 9.6% from its largest client. In North America, the service arrangements we negotiate with Customer Communications segment clients are typically multi-year agreements. In the U.K., contracts are generally short-term in nature.
In North America, the most significant competitors for print, mail and electronic delivery of transactional, marketing and compliance documents are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the segment’s printing operations are located and (iii) national competitors. The key competitive factors for the Customer Communications segment in North America are the ability to offer (i) single-source print and electronic transactional, marketing and compliance customer communication solutions, (ii) postage capabilities allowing more efficient delivery and potential cost savings, (iii) the range of customization options available for personalizing communications and their ease of application, (iv) the quality and speed of services provided, (v) the multi-channel delivery capability based on customer preference, (vi) the quality of customer support and (vii) the ability to handle large volumes efficiently and cost effectively. In the U.K., the market remains competitive with a mature print management model, with a smaller number of multi-site print providers and smaller competitors operating in niches.
INVESTMENTS AND OTHER SEGMENT
The Investments and Other segment is comprised of our investments in equity securities, private equity investments, real estate and other financial interests. The assets held are primarily passive in nature.
The Investments and Other segment holds investments in available-for-sale equity securities with a market value of approximately $219.0 million, including approximately 2.2 million shares of State Street with a market value of $144.8 million based on closing exchange values at December 31, 2015.
We also own partnership interests in certain real estate joint ventures that lease office space to us, certain of our unconsolidated affiliates and unrelated third parties.  We also own various office and retail properties, undeveloped land and an underground storage facility.

SOFTWARE DEVELOPMENT AND MAINTENANCE
DST’s software development and maintenance efforts are focused on introducing new products and services, as well as enhancing our existing products and services. The software development, maintenance and enhancements costs, including capitalized software development costs, were $166.4 million, $150.4 million and $152.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
EMPLOYEES
The following table summarizes the number of our employees as of December 31, 2015 (in millions):

	U.S.	International	Total
Financial Services segment	4,000	3,000	7,000
Healthcare Services segment	2,300	—	2,300
Customer Communications segment	2,500	1,600	4,100
Investments and Other segment	20	—	20
Total employees	8,820	4,600	13,420
Additionally, our significant unconsolidated affiliates have 2,300 employees in the U.S. and 6,100 employees internationally as of December 31, 2015. Except for certain employees of DST Output (Nottingham) Limited, a U.K. subsidiary included in the Customer Communications segment, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.
SEGMENT, GEOGRAPHIC AREA AND OTHER FINANCIAL INFORMATION
This discussion of the business of DST Systems, Inc. should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 16 are incorporated herein by reference in partial response to this Item 1.

AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports will be made available free of charge on or through our Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee, and Compensation Committee of the DST Board of Directors are available at investors.dstsystems.com. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary’s Office at (816) 435-8655. An individual may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, operating results or share price in the future.
Risks Related to Our Business
Trends or events affecting our clients or their industries could decrease the demand for our products and services and the loss of, reduction of business with, or less favorable terms with any of our significant customers could materially harm our business and results of operations.
We derive our revenues from the delivery of products and services to clients in the mutual fund, brokerage, investment management, healthcare, telecommunications, other financial service (i.e. insurance, banking and financial planning) and other industries. Demand for our products and services among companies in those industries could decline for many reasons. If demand for our products decreases or any of the industries we serve decline or fail or consolidate, reducing the number of potential clients, our business and our operating results could be adversely affected.
On a consolidated basis, for the year ended December 31, 2015, our five largest customers (excluding BFDS and IFDS, our 50%-owned joint ventures with State Street) accounted for approximately 18% of our consolidated operating revenues. For the same period, the Healthcare Services segment’s five largest customers accounted for approximately 48.7% of our revenue in that segment, including 18.4% from its largest customer. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.
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
We have developed and maintained, and our businesses depend on, information technology infrastructure, including elements both internal and external, to record and process a large volume of complex transactions and other data, including personally identifiable information regarding financial and health matters. In certain circumstances, vendors have access to such data in order to assist us with responsibilities, such as producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers’ intellectual property, proprietary business information or personally identifiable information. In recent years, several financial services firms were victims of computer systems hacking attacks, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Rapid advances in technology, and the limits and costs of technology, skills and manpower, may prevent us from anticipating, identifying, preventing or addressing all potential security threats and breaches. Any interruptions, delays, breakdowns or breach, including as a result of cybersecurity breaches, of our, or of our vendors’, information technology infrastructure, including improper employee actions, could result in the loss of confidential, personal or proprietary information. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues, regulatory penalties, and litigation.
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
We are investing heavily in our technology to improve existing products and services and add new products and services to address the needs of existing or new clients. Our investments may not lead to successful deployment or increases in the number of accounts or transactions. If we are not successful in creating value from our investments by increasing sales or reducing expenses, our financial condition and prospects could be harmed.

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
Consolidation in or among our customers and potential customers could result in a reduction of customers or reduction in use of our services.
Mergers or acquisitions of or consolidations among our customers or between our customers and other entities could reduce the number of our customers and potential customers and result in the discontinuation or reduction in use of our services. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. The adverse effects of consolidation could be greater in the financial services or healthcare services sectors. Any of these developments could materially and adversely affect our business, financial condition, operating results and cash flows.
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
In the financial and healthcare markets we serve, we compete based on a variety of factors, including investment performance, the range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for services. We continue to face market pressures regarding fee levels in certain products and services offered.
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
To the extent our clients’ customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents has decreased and could continue to decrease. We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions. Clients may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than us. In particular, clients have terminated their services or moved production in-house. This has and could continue to adversely affect our business and our operating results.

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
We may be unsuccessful in determining or controlling when and whether events occur that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. We incur significant costs to develop products used to service our existing and potential client operations. The timing of these expenses may fluctuate as new client contracts are signed or existing client contracts are renewed, causing our results to vary accordingly. Factors contributing to the variability of our results include increased costs of supplies, increased costs relating to existing and potential client operations, and hiring staff to develop new and existing products. The timing of our fees associated with new and existing client contracts, including changes in recognition as a result of changes in accounting principles, may also cause results to vary from period to period.
Our revenues may decrease due to declines in the levels of participation and activity in the securities markets.

We generate significant revenues from the transaction processing fees we earn from our services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices and the liquidity of the securities markets, among other factors. Over the past several years, the U.S. and foreign securities markets have experienced significant volatility. We could continue to be negatively impacted by the volatile markets as certain of our fees are tied to the asset bases of our clients. The continuation or occurrence of significant market volatility or decreased levels of participation would likely result in reduced revenues and decreased profitability from our business operations.

We also derive significant revenues from asset management and administration contracts with clients. Under these contracts, the fees paid to us are based on a variety of factors, including the market value of assets under management (AUM), assets under administration (AUA) and number of transactions processed. AUM and AUA may decline for various reasons, causing results to vary. Factors that could decrease AUM and AUA (and therefore revenues) include declines in the market value of the assets in the funds and accounts managed and administered as well as redemptions and other withdrawals from, or shifts among, the funds and accounts managed and administered.
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

Operational errors in the performance of our services or contractual obligations could lead to liability for claims, client loss and result in reputational damage.

The failure to properly perform our services or contractual obligations could result in our clients and/or certain of our subsidiaries being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause us to lose revenues, lose clients or damage our reputation.
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
From time to time we add new investment strategies to our investment product offerings by providing the initial cash investments as “seed capital.” The seed capital investments may decline in value. A significant decline in their value could have a material adverse effect on our financial condition or operating results.
We are a limited partner in various private equity funds and have future capital commitments related to certain private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them. We also participate in joint ventures with other companies. These joint venture investments could require further capital contributions.

We have restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business.  If we do not comply with these restrictive covenants, our failure could result in material and adverse effects on our operating results and our financial condition.
Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments, and asset dispositions, and require us to maintain certain leverage and interest coverage ratios.  Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our operating results and financial condition. In addition, an event of default or declaration of acceleration under one of our debt agreements could result in a cross default under one or more of our other debt agreements, including our financing agreements. This would have a material adverse impact on our liquidity, financial position and results of operation.
Regulatory and Litigation Risks
We and our unconsolidated affiliates are subject to regulation. Any regulatory violations, changes or uncertainties could adversely affect our business.
A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations. Such regulations cover all aspects of our businesses including, but not limited to, sales and trading methods, trade practices among broker/dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, net capital, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. Any violation of applicable regulations could expose us or those businesses to civil or criminal liability, significant fines or sanctions, damage our reputation, the revocation of licenses, censures, or a temporary suspension or permanent bar from conducting business, which could adversely affect our business or our financial results. Governmental changes, changing interpretation of regulations, and uncertainties surrounding services we provide could increase our costs of business, result in penalties, or diminish business, which could materially and adversely affect our financial results.
The SEC, Department of Labor (“DOL”), or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business.
The SEC, DOL, or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds and other fund-types products (collectively referred to as “mutual funds”), which could adversely affect our business.
The SEC may issue additional regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale. Additionally, brokers and financial intermediaries may become subject to new SEC and/or DOL-imposed fiduciary standards-of-care that could cause them to alter their methods of distribution and/or wholesaling activities. We cannot predict the requirements the SEC or DOL may propose and finally adopt. Regulations that would cause current distribution channels or interest in mutual fund investing to change could decrease the number of accounts on our systems as a result of changes in client offerings or the attractiveness of offerings to customers of our clients. This could adversely affect our business and operating results. Additionally, to the extent the Dodd-Frank Act and/or DOL regulations impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
Our clients are subject to regulation that could affect our business.
Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations. For example, our accounts in our Healthcare Services segment are impacted by the ACA, including the Health Insurance Marketplace. The implementation of the ACA is still in its early stages, and we cannot predict the impact it will have on our customers and their demand for our services.

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
Risks Related to Corporate Governance or our Equity Securities
We do not control certain businesses in which we have significant ownership.
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
Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover that is not approved by our Board of Directors. The provisions include:

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
A change in control of the Company could trigger various rights and obligations in service agreements with certain customers and in agreements governing our joint ventures. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual’s termination of employment without “cause” or resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting of equity grants, as applicable, under such agreements and programs. This accelerated funding, vesting or payment may decrease an employee’s incentive to continue employment with us. We have adopted an executive severance plan which, among other things, provides benefits to participating senior officers and executives who are terminated in connection with a change of control. Certain other executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.
We may not pay cash dividends on our common stock in the future.
Future cash dividends will depend upon our financial condition, earnings and other factors deemed relevant by our Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our main operating facilities, including our corporate headquarters, are located in Kansas City, Missouri and consist of 1.2 million square feet of office space, of which 57% is owned and 43% is leased, 162,000 square feet of owned data center space, and 318,000 square feet of leased production space for our Customer Communications business. Additionally, we own an additional aggregate 358,000 square feet of space consisting primarily of a back-up data center in St. Louis, Missouri and an office building and production facility in the United Kingdom. We also lease an aggregate of 2.5 million square feet of other office space and production space in North America, the United Kingdom, India, Thailand, Australia and Canada. Of the 4.5 million square feet of space identified above, the Company leases and subleases approximately 355,000 square feet to third-parties. In addition, we own undeveloped land in Kansas City, Missouri and California and an underground facility with approximately 538,000 square feet in Kansas City, Missouri, of which 497,000 square feet is leased to third parties. Our real estate joint ventures own 2.8 million square feet of real estate, of which 2.2 million square feet is occupied by third parties or is vacant. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of December 31, 2015 (in millions):

	DST wholly-owned (1)	Joint venture-owned (1)
Occupied by DST and unconsolidated affiliates	0.6	0.6
Occupied by third parties and vacant	0.7	2.2
Total	1.3	2.8
_______________________________________________________________________

(1)	Amounts exclude square footage of wholly-owned data centers and related property and a joint venture-owned 1,000 room convention hotel.
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
Item 4.        Mine Safety Disclosures
None.

Executive Officers of the Registrant
The following list presents certain information with respect to each of our executive officers as of February 19, 2016.
Manoochehr “Mike” Abbaei, age 55, became in March 2014 our Executive Vice President and Head of Customer Communications leading our Customer Communications business in North America. He joined the Company in April 2011 as President of DST Brokerage Solutions, LLC, a Financial Services segment business serving broker‑dealers. He had been, since July 2009, managing partner at Finix Business Strategies and CEO of Finix Converge LLC, each of which we acquired in April 2011.
Jonathan J. Boehm, age 55, is our Executive Vice President and Head of our Healthcare businesses. He re‑joined the Company in 1997 after prior service in the early 1980s. Prior to becoming an Executive Vice President managing our healthcare businesses in 2009, he served as Group Vice President - Mutual Funds Full Service. He is responsible for our Healthcare Services segment, including DST HealthCare Holdings, Inc. and its subsidiaries DST Health Solutions and Argus Health Systems.
Edmund J. Burke, age 55, is our Executive Vice President and President of ALPS. ALPS includes the Corporation’s investment management and asset servicing businesses. ALPS Holdings, Inc. became a wholly‑owned subsidiary of the Company during 2011. Mr. Burke joined ALPS in 1991 and has served as President since 2000. As part of his responsibilities for the ALPS group of companies, Mr. Burke is President and Trustee of Clough Global Long/Short Fund, Clough Global Allocation Fund, Clough Global Equity Fund and Clough Global Opportunities Fund; Trustee of Liberty All‑Star Equity Fund; Director of Liberty All‑Star Growth Fund, Inc., and Chairman of the Board and President of Financial Investors Trust. Each of these funds operates as a registered investment company pursuant to the Investment Company Act of 1940.
Gregg Wm. Givens, age 55, is our Senior Vice President, Chief Financial Officer and Treasurer. He assumed the role of Chief Financial Officer in January of 2014. He joined the Company in 1996 as an officer and served as Vice President and Chief Accounting Officer from 1999 through 2013.
Stephen C. Hooley, age 52, is our Chairman of the Board, Chief Executive Officer and President. He became Chief Executive Officer on September 12, 2012. He joined the Company in mid‑2009 as President and Chief Operating Officer. He served from 2004 through mid‑2009 as President and Chief Executive Officer of BFDS. He served from 2009 through April 2013 as non‑executive Chairman of BFDS. From 2007 through March 2013, he served as Chief Executive Officer of IFDS L.P.
Simon N. Hudson‑Lund, age 54, became in March 2014 our Executive Vice President and CEO of DSTi Holdings Limited. He joined the Company in February 2013 as Chief Executive Officer of DSTi Holdings Limited, which owns DST Bluedoor Holdings Pty Ltd, DST Process Solutions Limited and DST Output Limited, and as the Global Executive Chairman of IFDS U.K. and IFDS L.P. He has served in numerous positions with IFDS U.K., including as Chief Executive Officer (February 2008 through January 2013), Head of European Transfer Agent Operations (January 2011 through January 2013), Chief Operating Officer (July 2005 through January 2008), and Managing Director Administration Services‑Client Finance and Transfer Agent Operations (June 2003 through June 2005). In March 2013, he became Chief Executive Officer of IFDS L.P.
Vercie L. Lark, age 53, is Executive Vice President and Chief Information Officer. He joined the Company as Vice President and Chief Information Officer in June 2010 and assumed his current title in March 2014. He is responsible for our global information technology infrastructure and architecture functions, global information privacy and security, and global information technology sourcing. Mr. Lark previously served since July 2009 as Vice President and Chief Information Officer of CenturyLink, Inc., a provider of voice, broadband and video services. He had served since 2008 as the Chief Information Officer of Embarq Corporation, which was acquired in 2009 by CenturyLink.
Beth Sweetman, age 52, is Senior Vice President and Chief Human Resources Officer. She joined the Company in June 2013 as a vice president and assumed her current title in March 2014. Prior to joining the Company, she had served since 2007 as Senior Vice President Human Resources for Furniture Brands International, a home furnishings designer and manufacturer that, following her departure from that company, filed for bankruptcy in September 2013.
Steven J. Towle, age 58, became in March 2014 our Executive Vice President and Head of Financial Services. He had served since 2004 as President and Chief Executive Officer of our U.S. Customer Communications business. Prior to joining the Company, he was BFDS’s President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000. Mr. Towle announced his intent to retire from his current position effective March 31, 2016.
Randall D. Young, age 59, became Senior Vice President, General Counsel and Secretary in mid‑2013. Since 2002, he had served as Vice President, General Counsel and Secretary. He joined the Company as a Vice President in 1995.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). As of February 19, 2016, there were approximately 42,000 beneficial owners of our common stock.
The following table provides the quarterly prices of, and quarterly cash dividends paid on, the Company’s common stock for the two-year period ended December 31, 2015. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST’s Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. On January 27, 2016, the DST Board of Directors declared a quarterly cash dividend of $0.33 per share on DST’s common stock. The dividend will be payable on March 15, 2016, to stockholders of record at the close of business on March 2, 2016.

	Dividend	High	Low
2015
1st Quarter	$0.30	$109.81	$91.95
2nd Quarter	0.30	125.70	109.68
3rd Quarter	0.30	133.42	95.03
4th Quarter	0.30	124.52	105.08
2014
1st Quarter	$0.30	$98.21	$85.82
2nd Quarter	0.30	95.71	84.77
3rd Quarter	0.30	92.90	83.67
4th Quarter	0.30	99.67	82.26
The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of our common stock on the NYSE on December 31, 2015 was $114.06.
Stock Repurchases
The following table sets forth information with respect to shares of our common stock purchased by us during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	335,243	(1)	$110.03	$36,823,891	$188,176,283
November 1 - November 30	262,260	(1)	122.43	32,104,985	156,071,298
December 1 - December 31	49,515	(1)	123.61	6,071,103	150,000,195
Total	647,018		$116.27	$74,999,979	$150,000,195	(2)
_______________________________________________________________________

(1)
For the three months ended December 31, 2015, we purchased, in accordance with the 2015 Equity and Incentive Plan (formerly the 2005 Equity Incentive Plan), 974 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants or from shares surrendered in satisfaction of option exercise price. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 534 shares were purchased in October 2015, 18 shares were purchased in November 2015, and 422 shares were purchased in December 2015.

(2)
On July 29, 2015 we announced that our Board of Directors authorized an additional $250.0 million shares repurchases which is incremental to the existing plan authorizing $250.0 million, which was announced on January 28, 2015. The plan allows, but does not require, the repurchase of common stock in open market and private transactions. The plan does not have an expiration date. We have entered and may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

Stock Performance Graph
The following graph shows the changes in value since December 31, 2010 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); (iii) the stocks that comprise the S&P 400 MidCap Index - Information Technology Sector (“S&P MidCap IT Index”)(2); and (iv) the stock that comprise a peer group of companies that we used in prior years (“Former Peer Group”)(3). The table following the graph shows the dollar value of those investments as of December 31, 2015 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.
Comparison of Cumulative Five Year Total Return

	As of December 31,
	2010	2011	2012	2013	2014	2015
DST Systems, Inc	$100.00	$104.04	$140.51	$213.86	$224.74	$275.20
S&P MidCap 400 Index	100.00	98.27	115.83	154.64	169.74	166.05
S&P MidCap IT Index	100.00	88.46	101.91	131.26	141.65	142.52
Former Peer Group	100.00	109.73	129.74	196.12	219.90	248.61
_______________________________________________________________________

(1)	Standard & Poor’s Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
In 2015, we changed our peer group index to a published industry index rather than a selected peer group to maintain alignment with the Company’s continued expansion of technology-based processing and servicing solutions offered to our clients.

(3)
For comparative purposes to prior year, the companies included in the Former Peer Group are: Alliance Data Systems Corp, Automatic Data Processing, Inc., Broadridge Financial Solutions, Inc., Convergys Corp, CSG Systems International, Inc., Fiserv, Inc., NCR Corp, Paychex, Inc., SEI Investments Co., TeleTech Holdings, Inc. and Total System Services, Inc.

DST selected the Former Peer Group based on comparable company information for DST’s industry developed by an independent compensation consultant with the input of the CFO.

Item 6.        Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and our audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Income Statement Data:	(dollars in millions, except per share amounts)
Operating revenues (excluding out-of-pockets)	$2,013.0	$2,042.0	$1,960.6	$1,892.4	$1,744.0
Income from operations	305.6	308.9	313.2	157.3	260.1
Other income, net	204.5	373.5	243.2	373.5	38.7
Income before income taxes and non-controlling interest	531.8	791.7	544.9	519.5	274.0
Net income attributable to DST Systems, Inc.	358.2	593.3	352.6	324.0	183.1
Basic earnings per share (6)	9.95	14.82	8.15	7.22	4.01
Diluted earnings per share (6)	9.83	14.66	8.00	7.08	3.95
Non-GAAP diluted earnings per share (6) (7)	5.94	5.55	4.57	3.98	4.09
Cash dividends per share of common stock	1.20	1.20	1.20	0.80	0.70

	December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Balance Sheet Data:	(dollars in millions)
Total assets	$2,813.2	$2,942.9	$3,090.5	$3,392.5	$3,428.6
Total debt	562.1	552.9	683.0	1,011.6	1,380.3
_______________________________________________________________________

(1)
In 2015, we acquired the following businesses: kasina LLC, Red Rocks Capital LLC and Wealth Management Systems Inc. Additionally, we recorded net gains on securities and other investments of $199.3 million, which is included in Other income, net, in the Consolidated Statement of Income.

(2)
In 2014, we recorded a pretax gain of $100.5 million on the sale of the wholly-owned subsidiary, DST Global Solutions, Ltd, which is included in Gain on sale of business in the Consolidated Statement of Income. In addition, we recorded net gains on securities and other investments of $343.5 million, which were included in Other income, net on the Consolidated Statement of Income.

(3)	In 2013, we recorded net gains on securities and other investments of $222.8 million, which were included in Other income, net on the Consolidated Statement of Income.

(4)
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

(6)	During the years ended December 31, 2015, 2014, 2013, 2012, and 2011, we repurchased 3.6 million, 4.7 million, 3.8 million, 1.8 million and 3.8 million shares of our common stock, respectively.

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
Reconciliation of Reported Diluted Earnings per Share to Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reported GAAP Diluted Earnings per Share	$9.83	$14.66	$8.00	$7.08	$3.95
Adjusted to remove:
Net gains on securities and other investments	(3.42)	(5.26)	(3.14)	(4.54)	(0.23)
Equity in earnings of unconsolidated affiliates items	(0.06)	(0.09)	(0.10)	(0.20)	0.06
Restructuring charges	0.06	0.26	0.03	0.51	0.08
Income tax items	(0.43)	(0.91)	(0.24)	(0.40)	—
Business development/advisory expenses	0.02	0.09	—	0.02	0.06
Net (gains) losses on real estate assets	(0.06)	—	0.04	0.09	—
Net gain on sale of business	—	(2.64)	—	—	—
Gain on contract to repurchase common stock	—	(0.45)	—	—	—
Loss accruals (loss accrual reversal)	—	(0.12)	0.06	0.04	0.08
Charitable contribution of securities	—	0.01	—	(0.06)	—
Contract termination payments received, net	—	—	(0.08)	—	(0.03)
Goodwill impairment	—	—	—	1.33	—
Insurance Solutions asset impairment and other costs	—	—	—	0.11	—
Restructuring cost to amend sales/marketing agreements	—	—	—	—	0.10
Loss on repurchase of convertible debentures	—	—	—	—	0.02
Adjusted Non-GAAP Diluted Earnings per Share	$5.94	$5.55	$4.57	$3.98	$4.09

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
For us, particular risks and uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the effects of competition in the businesses in which we operate;

•	changes in customer demand and our ability to provide products and services on terms that are favorable to us;

•	changes in law, economic and financial conditions;

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

•
the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation and potential SEC or DOL regulations impacting third-party distributors of mutual funds;

•	our investments in funds and other companies may decline;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	the other factors that are described in Item 1A, “Risk Factors” of this Form 10-K.

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
Introduction
DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, insurance, healthcare and other markets. Our wholly-owned data centers provide the secure technology infrastructure necessary to support our solutions offerings.
We manage our business through three operating segments, Financial Services, Healthcare Services and Customer Communications. Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment.
Beginning in 2015, we modified our reportable segment presentation to reflect changes in how we now operate the business and make resource allocations. Certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been reclassified from our Investments and Other segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
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
Services are provided either under a remote processing (“Remote”) model or on a business process outsourcing (“BPO”) basis. Our BPO service offerings are enhanced by our proprietary workflow software, AWD, which is also licensed separately to third parties.
In the U.S. we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts) either directly or through BFDS, our domestic joint venture with State Street Corporation (“State Street”). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a Remote and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P., which are joint ventures with State Street.
Financial Services fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, a portion of the services we provide for registered accounts are provided directly by the broker/dealer. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenue through asset-based fee arrangements and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts. We typically have multi-year agreements with our clients. We receive revenues for processing services and products provided under various agreements with unconsolidated affiliates. We believe that the terms of our contracts with unconsolidated affiliates are fair to us and are no less favorable to us than those obtained from unaffiliated parties. Our operating revenues derived from sales to unconsolidated affiliates were $162.6 million, $166.6 million, and $170.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
On January 1, 2015, we acquired all of the membership interests of kasina LLC, a strategic advisory firm to the asset management industry for $9.0 million of upfront cash consideration and up to $5.0 million of performance-related contingent consideration. The acquisition provides us with additional opportunities to provide a combination of advisory, research, technology and analytics to asset managers.
On July 31, 2015, we acquired all of the membership interests of asset manager Red Rocks Capital LLC, which focuses on listed private equity and other private asset investments, for $45.0 million of upfront cash consideration and up to $20.0 million of performance-related contingent considerations. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace to enhance our ongoing asset management strategy.
On August 21, 2015, we acquired all of the outstanding common stock of Wealth Management Systems Inc., a provider of technology-based rollover services, for $64.0 million of cash consideration. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms. We expect the acquisition to provide us with additional opportunities to expand rollover service options to new and existing customers and enhance our ongoing retirement and asset management strategies.
On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”), for $95.0 million in cash, subject to certain adjustments. KRFS is an independent, full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services, and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and expand our asset administration service offerings.

In December 2015, we entered into a ten year contract with a new client to provide both subaccounting and mutual fund servicing solutions. Based on current volumes, the client is expected to convert approximately 10.0 million subaccounts onto our platform by the end of 2016 and approximately 2.3 million registered accounts onto our platform by the end of 2017. Implementation efforts will result in increased costs as we convert the client onto our platforms over the course of 2016 and 2017.
During 2014, we sold our wholly-owned U.K. subsidiary, DST Global Solutions Limited and certain related affiliates (“Global Solutions”). Global Solutions provided post-trade, middle-, and back-office investment management software applications, implementation and other professional services.
Healthcare Services Segment
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. We also continue to expand and enhance our Healthcare Services’ offerings to ensure we are able to address the changing needs of our clients within the complex and highly regulated health industries which we serve. For example, our pharmacy management business continues to make investments to expand our clinical, network, and analytic capabilities to help our customers and prospective customers achieve the best possible outcomes for their members and to allow us to more effectively compete in the broader competitive pharmacy benefit manager (“PBM”) market. Historically, we have acted as an agent within our pharmacy-solutions business and, accordingly, recognized revenue on a net basis. As our enhanced products evolve and we expand our pharmacy-solutions service offerings, we will evaluate the provisions within our new pharmacy network and customer contracts to determine whether we are acting as a principal or an agent in the transactions.  If we determine that we are acting as a principal in the transactions, we will report the transactions on a gross basis, resulting in significantly higher revenues and costs reflected within our consolidated financial statements.
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
During 2015, we renewed our contract with a significant Healthcare Services client which extends our contract to provide them pharmacy claims processing, reporting and other administration services through June 2020.
Effective January 2015, a significant client deconverted approximately 40% of their business with us. Subsequently, during mid-2015, we entered into a new multi-year contract with this existing client to provide administrative management of pharmacy claims for the client’s commercial plan members. As a result of this agreement, the previously announced deconversion of this client’s remaining members which was scheduled for 2015 and 2016 will not take place, and the client will remain on our pharmacy claims processing platform.
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
During 2015, we completed the sale and leaseback of our four North American Customer Communications’ production facilities for pretax proceeds totaling approximately $129.0 million. A pretax gain of approximately $39.9 million on the combined sale transactions will be deferred and amortized on a straight-line basis over the future lease terms. The U.S. and Canadian production facilities’ leases provide for initial terms of 14 years and 12.5 years, respectively, and further provide the Company with options to extend the lease terms for two consecutive five year terms at then fair market rents. The total rent payments for year one will be approximately $9.0 million and include 2% annual rent escalations, resulting in approximately $10.3 million of annual rent expense. Annual depreciation for the four facilities was approximately $6.1 million.
Investments and Other Segment
The Investments and Other segment is comprised of our real estate consolidated subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by this segment are primarily passive in nature.
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

Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations. Processing volumes for mutual fund customers within our Financial Services and Customer Communications segments are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. We have historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales vary depending on the timing and size of the contracts.
New Authoritative Accounting Guidance
See Item 8, Financial Statements and Supplementary Data - Note 2, “Significant Accounting Policies - New authoritative accounting guidance.”
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
Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item or from third-party evidence such as how competitors have priced similar items. If such evidence is unavailable, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
DST may enter into arrangements with broker/dealers or other third parties to sell or market closed-end fund shares. Depending on the arrangement, we may earn distribution fees for marketing and selling the underlying fund shares. Conversely, we may incur distribution expenses, including structuring fees, finders’ fees and referral fees paid to unaffiliated broker/dealers or introducing parties for marketing and selling underlying fund shares of a closed-end fund we sponsor. While distribution revenues and expenses are not significant percentages of our operating revenues or costs and expenses, they can significantly impact operations and earnings in the period in which they are recognized.
We have entered into various agreements with related parties, principally unconsolidated affiliates, under which we provide data processing and software services. We believe that the terms of our contracts with related parties are fair to us and are no less favorable than those obtained from unaffiliated parties.
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
Significant management judgment is required in determining what projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically evaluates software development projects and analyzes the percentage of completion as compared to the initial plan and subsequent forecasts, milestones achieved and the commitment to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs. We review, on a quarterly basis, our capitalized software for possible impairment.
Depreciation of fixed assets
Our approach on personal property, specifically technology equipment, printing and inserting equipment, is to own the property as opposed to leasing it where practicable. We believe this approach provides us with better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. We depreciate technology equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices—five years. We depreciate furniture and fixtures over estimated useful lives, principally three to five years, using accelerated depreciation methods. We depreciate large printing and inserting equipment used by the Customer Communications segment over a five to seven year life using accelerated depreciation methods. We depreciate leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

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
Our assessment of goodwill for impairment includes a qualitative assessment that considers various factors, including growth in operating revenues and income from operations of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2014, in which the estimated fair value of each of our reporting units substantially exceeded the carrying value of the reporting units.
Our quantitative assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit was being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, an impairment charge is recorded for the difference.
Our 2015, 2014 and 2013 annual goodwill impairment tests determined that goodwill was not impaired.
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
We account for investments in entities in which we own less than 20% and do not have significant influence in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires us to designate our investments as trading or available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to Accumulated other comprehensive income within Stockholders’ equity.
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
Results of Operations
The following table summarizes our consolidated operating results (in millions). Additional information regarding our segments is included below under the caption, “Year to Year Business Segment Comparisons.”

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating revenues	$2,013.0	$2,042.0	$1,960.6	$(29.0)	(1.4)%	$81.4	4.2%
Out-of-pocket reimbursements	812.1	707.3	698.0	104.8	14.8%	9.3	1.3%
Total revenues	2,825.1	2,749.3	2,658.6	75.8	2.8%	90.7	3.4%

Costs and expenses	2,397.5	2,309.4	2,202.1	88.1	3.8%	107.3	4.9%
Depreciation and amortization	122.0	131.0	143.3	(9.0)	(6.9)%	(12.3)	(8.6)%
Income from operations	305.6	308.9	313.2	(3.3)	(1.1)%	(4.3)	(1.4)%

Interest expense	(24.1)	(26.6)	(34.5)	(2.5)	(9.4)%	(7.9)	(22.9)%
Gain on sale of business	—	100.5	—	(100.5)	(100.0)%	100.5	100.0%
Other income, net	204.5	373.5	243.2	(169.0)	(45.2)%	130.3	53.6%
Equity in earnings of unconsolidated affiliates	45.8	35.4	23.0	10.4	29.4%	12.4	53.9%
Income before income taxes and non-controlling interest	531.8	791.7	544.9	(259.9)	(32.8)%	246.8	45.3%
Income taxes	173.7	198.4	192.3	(24.7)	(12.4)%	6.1	3.2%
Net income	358.1	593.3	352.6	(235.2)	(39.6)%	240.7	68.3%
Net loss attributable to non-controlling interest	0.1	—	—	0.1	100.0%	—	100.0%
Net income attributable to DST Systems, Inc.	$358.2	$593.3	$352.6	$(235.1)	(39.6)%	$240.7	68.3%
Revenues
Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) increased $75.8 million or 2.8% during the year ended December 31, 2015 as compared to December 31, 2014 and increased $90.7 million or 3.4% during the year ended December 31, 2014 as compared to December 31, 2013. Consolidated operating revenues decreased $29.0 million or 1.4% in 2015 as compared to 2014 and increased $81.4 million or 4.2% in 2014 as compared to 2013.

The operating revenue decline in 2015 compared to 2014 was primarily attributable to decreased operating revenues in the Financial Services and Healthcare Services segments, partially offset by growth in operating revenues in the Customer Communications segment. The operating revenue growth in 2014 compared to 2013 was primarily attributable to increased operating revenues in the Financial Services and Healthcare Services segments, partially offset by a slight decline in operating revenues in the Customer Communications segment.
Consolidated OOP reimbursements increased $104.8 million or 14.8% in 2015 as compared to 2014 and increased $9.3 million or 1.3% in 2014 as compared to 2013. The increases in consolidated OOP reimbursements in 2015 and 2014 is primarily attributable to new client volumes in the Customer Communications segment.
Costs and expenses
Consolidated costs and expenses (including OOP reimbursements) increased $88.1 million or 3.8% during the year ended December 31, 2015 as compared to December 31, 2014 and increased $107.3 million or 4.9% during the year ended December 31, 2014 as compared to December 31, 2013. Reimbursable operating expenses included in costs and expenses were $812.1 million in 2015, an increase of $104.8 million as compared to 2014 and $707.3 million in 2014, an increase of $9.3 million as compared to 2013.
Excluding reimbursable operating expenses, costs and expenses decreased $16.7 million in 2015 as compared to 2014 and increased $98.0 million in 2014 as compared to 2013. On this basis, the decrease in 2015 compared to 2014 was primarily attributable to decreased costs and expenses in the Financial Services and Customer Communications segments, partially offset by increased costs and expenses in the Healthcare Services segment.
Excluding reimbursable operating expenses, the increase in 2014 compared to 2013 was primarily attributable to increased costs and expenses in the Financial Services and Healthcare Services segments, partially offset by decreased costs and expenses in the Customer Communications segment.
As a result of changes in our business environment, from time to time we will restructure one or more of our businesses to enhance operational efficiency. During the year ended December 31, 2015, we incurred $3.4 million of pretax charges related to employee termination costs as a result of a restructuring initiative within the Healthcare Services segment which includes the closure of an operating location at the end of the existing lease term in mid-2016. During the year ended December 31, 2014, we incurred $12.7 million of pretax charges related to employee and lease termination costs related to these restructuring initiatives ($8.5 million in Financial Services and $4.2 million in Customer Communications).
Depreciation and amortization
Consolidated depreciation and amortization decreased $9.0 million or 6.9% during the year ended December 31, 2015 as compared to December 31, 2014 and decreased $12.3 million or 8.6% during the year ended December 31, 2014 as compared to December 31, 2013. The decrease in 2015 was attributable to a decline within the Customer Communications. The decrease in 2014 was primarily attributable to a decline within the Customer Communications segment, partially offset by increases in the Financial Services and Healthcare Services segments.
Income from operations
Consolidated income from operations decreased $3.3 million or 1.1% to $305.6 million during the year ended December 31, 2015 as compared to 2014 and decreased $4.3 million or 1.4% to $308.9 million during the year ended December 31, 2014 as compared to 2013. The decrease in 2015 was primarily attributable to declines within the Financial Services and Healthcare Services segments partially offset by growth in the Customer Communications segment. The decrease in 2014 was primarily attributable to a decline within the Financial Services segment, partially offset by increases in the Healthcare Services, Customer Communications and Investments and Other segments.
Interest expense
Interest expense was $24.1 million, $26.6 million and $34.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense decreased 9.4% during 2015 as compared to 2014 and 22.9% during 2014 as compared to 2013 primarily from lower weighted average debt balances outstanding.
Gain on sale of business
On November 30, 2014, we sold Global Solutions for cash consideration of $95.0 million, subject to customary working capital post-closing adjustments. During 2015, we received cash proceeds of $7.9 million in settlement of the working capital post-closing adjustments. We recorded a pretax gain of $100.5 million on the sale of the business during 2014. Our pretax gain exceeded our sale proceeds primarily from the reclassification of cumulative translation adjustments due to the substantial liquidation of certain foreign entities, partially offset by transaction costs. The carrying value of the entities sold was minimal.
Operating revenue generated from the Global Solutions businesses sold was approximately $61.4 million and $71.3 million for the years ended December 31, 2014, and 2013, respectively. Operating income generated from the Global Solutions businesses sold was approximately $6.9 million and $10.0 million for the years ended December 31, 2014 and 2013, respectively.
Other income, net
The components of other income, net are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net realized gains from the disposition of available-for-sale securities	$168.4	$181.4	$193.0
Net gains on private equity funds and other investments	35.7	27.8	31.2
Dividend income	8.3	11.4	13.1
Gain on sale of private company investment	—	103.6	—
Private company investment dividend	—	33.2	—
Gain on contract to repurchase shares of DST Common Stock	—	18.1	—
Miscellaneous items	(7.9)	(2.0)	5.9
Other income, net	$204.5	$373.5	$243.2
Included in the net realized gains from the disposition of available-for-sale securities during 2015, 2014 and 2013 were gains of $157.3 million, $169.3 million and $130.3 million, respectively, from the sale of approximately 2.3 million, 2.6 million and 2.3 shares, respectively, of State Street Corporation.
We recorded a net gain on private equity funds and other investments of $35.7 million, $27.8 million and $31.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, primarily due to distributions received from certain of our private equity fund investments resulting in realized gains. We recorded $0.2 million, $2.2 million and $0.6 million of net impairments on private equity funds and other investments related to adverse market conditions and poor performance of the underlying investments during the years ended December 31, 2015, 2014 and 2013, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and may require an impairment charge in the future, which could have a material effect on our net income.
In 2014, we received cash dividends of $33.2 million from a cost method investment in a privately-held company. Following receipt of the dividend, we sold our remaining interest in the privately-held company, resulting in pre-tax cash proceeds and a related gain of $103.6 million.
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
We receive dividend income from certain investments held, of which State Street Corporation is the most significant. State Street’s quarterly dividend per common share was $0.34, $0.30, and $0.26 per share during 2015, 2014 and 2013, respectively. Dividends received from State Street common stock were $3.2 million, $6.6 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
International Financial Data Services (U.K. and L.P.)	$29.9	$19.1	$9.7
Boston Financial Data Services, Inc.	5.3	5.1	8.2
Other unconsolidated affiliates	10.6	11.2	5.1
Total	$45.8	$35.4	$23.0

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$1,081.2	$1,111.0	$912.7
Costs and expenses	947.8	1,009.7	855.1
Depreciation and amortization	38.9	39.1	30.4
Income from operations	94.5	62.2	27.2
Non-operating income	2.8	3.4	23.1
Income before income taxes	97.3	65.6	50.3
Income taxes	27.0	17.0	14.7
Net income	$70.3	$48.6	$35.6
Equity in earnings of IFDS increased $10.8 million during the year ended December 31, 2015, as compared to 2014, primarily attributable to higher revenues recognized related to the ongoing client conversion activities of the wealth management platform clients in the U.K., organic growth at existing customers and new client processing revenues. Partially offsetting the increased revenues are higher operating costs as IFDS expands its infrastructure to prepare for the addition of new clients and associated service offerings as well as negative foreign currency impacts in both the U.K. and Canada.
The multi-year implementation efforts for the previously announced two new clients are continuing to progress and are expected to be completed in phases over the next few years. In 2014, IFDS began capitalizing a significant portion of the software development costs being incurred to develop the wealth management platform for the U.K. market resulting in approximately £66.3 million (£33.2 million at DST’s 50% ownership) of capitalized costs through December 31, 2015. These costs will continue to be incurred as the platform is completed. During 2015, IFDS migrated a portion of one of these clients’ accounts onto the wealth management platform. IFDS continues to work with these clients on the scope and timing of the remaining development and implementation efforts which will impact the timing of the recognition of these revenues associated with these activities, as well as the level of development efforts that will be self-funded by IFDS. During 2016, we anticipate that the combination of the lower development revenue, reduced capitalization of costs as IFDS shifts from development work to servicing the new clients, and the increased expense from the amortization of costs previously capitalized will reduce 2016 earnings from IFDS as compared to 2015.
Equity in earnings of IFDS increased $9.4 million during the year ended December 31, 2014, as compared to 2013, primarily attributable to revenues recognized related to the ongoing conversion activities of the wealth management clients in the U.K.
IFDS shareowner accounts serviced on their shareowner accounting platform were 22.1 million at December 31, 2015, a decrease of 1.7 million accounts or 7.1% as compared to December 31, 2014. The decrease was primarily due to the transition of one of IFDS’ clients off of the FAST platform and onto the wealth management platform, partially offset by organic growth and new client conversions. IFDS shareowner accounts serviced were 23.8 million at December 31, 2014, an increase of 2.0 million accounts or 9.2% as compared to December 31, 2013.
Equity in earnings of BFDS increased $0.2 million during the year ended December 31, 2015 as compared to 2014. The increase was primarily attributable to a reduction in operating costs. Equity in earnings of BFDS decreased $3.1 million during the year ended December 31, 2014 as compared to 2013. The decrease was primarily attributable to lower shareowner processing revenues associated with reduced levels of accounts serviced, partially offset by higher revenues from ancillary services. Favorable reductions in BFDS operating expenses were largely offset by investments in ancillary product offerings and severance costs incurred as a result of actions taken during 2014.
Our equity in earnings of other unconsolidated affiliates was $10.6 million during the year ended December 31, 2015, a decrease of $0.6 million as compared to 2014. The decrease was primarily due to a $5.7 million gain recognized upon the the sale of an unconsolidated affiliate during 2014, partially offset by a $3.6 million gain resulting from the sale of real estate by an unconsolidated affiliate during 2015. Our equity in earnings of other unconsolidated affiliates was $11.2 million during the year ended December 31, 2014, an increase of $6.1 million as compared to 2013. The increase was primarily due to the sale of our investment in an unconsolidated affiliate which resulted in a gain of $5.7 million.

Income taxes
Our effective tax rate was 32.7%, 25.1% and 35.3% for the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rates in each of the three years ended December 31, 2015 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules. Our income tax rate for 2015 was favorably impacted by a $11.9 million benefit from the completion of the IRS examination of previously filed federal income tax refund claims for Domestic Manufacturing Deductions, research and experimentation credits and capital losses for the period 2010 as well as other remeasurements during the period.
Our effective income tax rate for 2014 was favorably impacted by the reversal of $30.3 million of uncertain tax position liabilities, net of additions, primarily related to statute expirations.
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
Excluding the effect of discrete period items, we expect our effective tax rate to be approximately 36% in 2016. The 2016 tax rate can be affected as a result of variances among the estimates and amounts of 2016 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits, adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.
YEAR TO YEAR BUSINESS SEGMENT COMPARISONS
FINANCIAL SERVICES SEGMENT
The following table presents the financial results of the Financial Services segment (in millions):

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating revenues	$1,092.7	$1,117.5	$1,063.3	$(24.8)	(2.2)%	$54.2	5.1%
Out-of-pocket reimbursements	70.4	60.5	51.3	9.9	16.4%	9.2	17.9%
Total revenues	1,163.1	1,178.0	1,114.6	(14.9)	(1.3)%	63.4	5.7%
Costs and expenses	902.5	903.9	820.8	(1.4)	(0.2)%	83.1	10.1%
Depreciation and amortization	72.0	72.4	69.1	(0.4)	(0.6)%	3.3	4.8%
Income from operations	$188.6	$201.7	$224.7	$(13.1)	(6.5)%	$(23.0)	(10.2)%

Operating margin	17.3%	18.0%	21.1%

The following table summarizes the Financial Services segment’s statistical metrics (in millions, except as noted):

	December 31,
	2015	2014	2013
U.S. shareowner accounts processed:
Registered accounts - non tax-advantaged	27.0	29.6	30.6
IRA mutual fund accounts	21.8	22.3	23.0
Other retirement accounts	8.2	8.1	8.3
Section 529 and Educational IRAs	8.4	8.8	9.3
Registered accounts - tax-advantaged	38.4	39.2	40.6
Total registered accounts	65.4	68.8	71.2
Subaccounts	31.3	28.6	25.7
Total U.S. shareowner accounts	96.7	97.4	96.9

International shareowner accounts processed:
IFDS U.K.	8.8	11.3	10.2
IFDS L.P. (Canada)	13.3	12.5	11.6
Total international shareowner accounts	22.1	23.8	21.8

Defined contribution participant accounts	7.0	7.2	6.9

ALPS (in billions of U.S. dollars):
Assets Under Management	$14.7	$15.3	$11.8
Assets Under Administration	$140.4	$176.9	$147.7

Automatic Work Distributor workstations (in thousands)	211.4	212.5	209.7

	Year Ended December 31,
	2015	2014	2013
Changes in registered accounts:
Beginning balance	68.8	71.2	75.7
New client conversions	—	—	0.4
Subaccounting conversions to DST platforms	(1.8)	(0.6)	(1.6)
Subaccounting conversions to non-DST platforms	(1.1)	(1.9)	(3.5)
Conversions to non-DST platforms	(0.3)	(1.0)	(0.2)
Organic growth (decline)	(0.2)	1.1	0.4
Ending balance	65.4	68.8	71.2

Changes in subaccounts:
Beginning balance	28.6	25.7	12.4
New client conversions	—	—	5.7
Conversions from non-DST registered platforms	1.1	0.7	1.5
Conversions from DST’s registered accounts	1.8	0.6	1.6
Organic growth (decline)	(0.2)	1.6	4.5
Ending balance	31.3	28.6	25.7

Changes in defined contribution participant accounts:
Beginning balance	7.2	6.9	6.1
New client conversions	0.1	0.3	1.3
Organic growth (decline)	(0.3)	—	(0.5)
Ending balance	7.0	7.2	6.9

Comparison of 2015 versus 2014 results
Operating revenues
Financial Services segment operating revenues of $1,092.7 million reflect a decrease of $24.8 million or 2.2% in 2015 as compared to 2014. The decrease in operating revenues during the year ended December 31, 2015 was primarily due to the sale of Global Solutions in November of 2014 and foreign currency movements. Global Solutions contributed $61.4 million of operating revenue for the year ended December 31, 2014 and foreign currency movements reduced operating revenue by approximately $16.2 million during 2015 as compared to the year ended December 31, 2014. Excluding Global Solutions 2014 results and the foreign currency impacts, Financial Services operating revenues increased $52.8 million or 5.0% for the year ended December 31, 2015 as compared to December 31, 2014, primarily driven from year-over-year growth across a number of our service offerings. Specifically, operating revenues increased as a result of increased professional services revenue associated with our Bluedoor wealth management platform business as well as organic and new client growth within our Retirement and Brokerage Solutions businesses. Additionally, the businesses acquired during 2015 have contributed $10.4 million of operating revenues during the year ended December 31, 2015. The increases were partially offset by decreased revenue from our U.S. registered shareowner account processing due to lower registered accounts primarily as a result of subaccounting conversions. Additionally, software license revenues (excluding Global Solutions) were $33.5 million for the year ended December 31, 2015, a decrease of $0.4 million as compared to 2014.
Costs and expenses
Financial Services segment costs and expenses for the year ended December 31, 2015 were $902.5 million, a decrease of $1.4 million as compared to 2014. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefit costs, but also include technology related expenditures and reimbursable operating expenses. Reimbursable operating expenses included in costs and expenses were $70.4 million in 2015, an increase of $9.9 million as compared to 2014. Additionally, Global Solutions incurred $49.3 million of costs and expenses for the year ended December 31, 2014 and foreign currency movements reduced costs and expenses by $16.4 million for the year ended December 31, 2015.
Excluding reimbursable operating expenses, the Global Solutions 2014 results and foreign currency impacts, Financial Services costs and expenses increased $21.6 million or 2.7% for the year ended December 31, 2015 as compared to 2014. On this basis, the increase in costs and expenses during 2015 was primarily from acquisitions completed during 2015, which included approximately $6.2 million of incremental expenses related to amortization associated with acquired intangibles and performance-related contingent consideration. The increase in costs and expenses was also attributable to increased security, regulatory compliance and network infrastructure costs, as well as higher costs associated with new business initiatives as we expand our service offerings and expand our Bluedoor wealth management platform in the U.K. These costs and expenses were partially offset by lower transaction and advisory costs of $1.2 million in 2015 as compared to $5.6 million of advisory and transaction costs incurred during 2014 in connection with the Argyros transaction and $13.0 million of costs incurred in 2014 related to restructuring activities.
Depreciation and amortization
Financial Services segment depreciation and amortization costs for the year ended December 31, 2015 were $72.0 million, a decrease of $0.4 million or 0.6% as compared to 2014. The decrease in 2015 was primarily attributable to the sale of Global Solutions in 2014, partially offset by increased amortization costs associated with acquired intangibles from the acquisitions completed during 2015.
Income from operations
Financial Services segment income from operations for 2015 was $188.6 million, a decrease of $13.1 million or 6.5% as compared to 2014. Global Solutions contributed income from operations of $6.9 million in 2014. Excluding Global Solutions, income from operations decreased $6.2 million or 3.2%. The decrease in Financial Services income from operations was primarily from higher operating expenses due to investments in our systems and infrastructure and the development of new business initiatives. Income from operations was also adversely impacted by approximately $6.2 million of incremental expense resulting from amortization of acquired intangibles and expense for performance-related contingent consideration associated with our 2015 acquisitions. These decreases were partially offset by lower costs incurred as a result of restructuring activities undertaken in 2014.

Comparison of 2014 versus 2013 results
Operating revenues
Financial Services segment operating revenues of $1,117.5 million increased $54.2 million or 5.1% in 2014 as compared to 2013. The increase in operating revenues during the year ended December 31, 2014 as compared to December 31, 2013 was primarily from higher operating revenues within our ALPS business. ALPS operating revenues increased over the comparable prior year periods as a result of net positive funds flow and favorable market conditions which contributed to the growth of assets under management within the ALPS proprietary funds and increases in other ALPS distribution and services revenues. Also contributing to the increased operating revenues was an increase in subaccounts processed as a result of organic growth from existing clients and new clients. Excluding a $6.0 million contract termination payment received in 2013, our operating revenues from retirement solutions increased during the year ended December 31, 2014 as compared to 2013 principally from higher professional services fee revenue and higher participants as a result of the conversion of new clients. Operating revenues also increased in 2014 due to higher professional services revenue from the implementation and configuration of new wealth management clients. The increase in Financial Services operating revenues were partially offset by unfavorable changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies. Financial Services operating revenues included approximately $41.2 million of software license fee revenues for the year ended December 31, 2014, an increase of $3.1 million as compared to 2013.
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
Costs and expenses
Financial Services segment costs and expenses for the year ended December 31, 2014 were $903.9 million, an increase of $83.1 million as compared to 2013. Reimbursable operating expenses included in costs and expenses were $60.5 million for the year ended December 31, 2014, an increase of $9.2 million as compared to 2013. Excluding reimbursable operating expenses, costs and expenses were $843.4 million for 2014, an increase of $73.9 million as compared to 2013. On this basis, the increase in costs and expenses during 2014 was primarily from increased costs to support higher revenues, higher costs associated with new business initiatives, higher costs associated with the growth of ALPS asset gathering business, and investments to further develop the Applied Analytics and Brokerage Solutions service offerings. In addition, costs increased due to enhancing our regulatory compliance and security programs. We also incurred higher restructuring charges and advisory and other transaction costs during 2014, primarily as a result of a $13.0 million charge resulting from the restructuring event implemented during 2014 to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services segment and $5.6 million of advisory and other transaction costs incurred in connection with the agreement reached with Argyros in 2014. These increases in costs and expenses were partially offset by lower mark-to-market losses on deferred compensation liabilities (the effect of which is offset within other income), changes in foreign currency exchange rates between the U.S. Dollar and other foreign currencies and lower expenses associated with the fund launched by ALPS of $2.8 million in 2013 that did not recur in 2014.
Depreciation and amortization
Financial Services segment depreciation and amortization costs for the year ended December 31, 2014 were $72.4 million, an increase of $3.3 million or 4.8% as compared to 2013. The increase in 2014 was primarily from higher capital expenditures.
Income from operations
Financial Services segment income from operations for 2014 was $201.7 million, a decrease of $23.0 million or 10.2% as compared to 2013. The decrease in Financial Services income from operations was primarily from higher operating expenses to support incremental revenues and new business initiatives as well as increased risk, compliance and security costs, partially offset by higher operating revenues and $11.0 million of lower mark-to-market losses. Global Solutions, which was sold as of November 30, 2014, had $3.0 million less operating income in 2014 than during the full year 2013. Additionally, income from operations during 2013 included a $6.0 million contract termination payment that did not recur in 2014.

HEALTHCARE SERVICES SEGMENT
The following table presents the financial results of the Healthcare Services segment (in millions):

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating revenues	$376.4	$382.2	$333.3	$(5.8)	(1.5)%	$48.9	14.7%
Out-of-pocket reimbursements	8.2	6.8	6.2	1.4	20.6%	0.6	9.7%
Total revenues	384.6	389.0	339.5	(4.4)	(1.1)%	49.5	14.6%
Costs and expenses	321.3	308.5	270.5	12.8	4.1%	38.0	14.0%
Depreciation and amortization	18.6	19.5	19.3	(0.9)	(4.6)%	0.2	1.0%
Income from operations	$44.7	$61.0	$49.7	$(16.3)	(26.7)%	$11.3	22.7%

Operating margin	11.9%	16.0%	14.9%
The following tables summarize the Healthcare Services segment’s statistical metrics (in millions):

	December 31,
	2015	2014	2013
DST Health Solutions covered lives	26.0	24.2	23.5

	Year Ended December 31,
	2015	2014	2013
Argus pharmacy paid claims	494.4	486.6	444.0
Comparison of 2015 versus 2014 results
Operating revenues
Healthcare Services segment operating revenues of $376.4 million decreased $5.8 million or 1.5% in 2015 compared to 2014. The decrease in operating revenue during the year ended December 31, 2015 was primarily from lower pharmacy claims processing revenues resulting from a partial client deconversion on January 1, 2015. This decrease was largely offset by increased pharmacy and medical claims transaction volumes due to organic growth and higher business process outsourcing revenues. Operating revenues included approximately $9.1 million of software license fee revenues for the year ended December 31, 2015, an increase of $0.5 million as compared to 2014.
Costs and expenses
Healthcare Services segment costs and expenses for the year ended December 31, 2015 were $321.3 million, an increase of $12.8 million as compared to 2014. Costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures. Reimbursable operating expenses included in costs and expenses were $8.2 million in 2015, an increase of $1.4 million as compared to 2014. Excluding reimbursable operating expenses, costs and expenses were $313.1 million for 2015, an increase of $11.4 million as compared to 2014. On this basis, the increase in costs and expenses during 2015 was primarily from a $3.4 million restructuring charge and increased staffing costs to support the expansion of our clinical, network and analytic capabilities in order to more effectively compete in the broader competitive PBM market. Staffing costs also increased in order to service the higher medical transaction volumes due to growth in business process outsourcing services which generally require more support. Additionally, costs increased in 2015 in order to implement several new clients expected to transition onto our medical claims platform in 2016. Costs were also higher due to the resolution of a previously disclosed regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million during 2014. The increased costs and expenses were partially offset by an incremental $5.7 million liability recorded during 2014 related to processing errors involving certain pharmacy claim transactions which did not recur in 2015.

Depreciation and amortization
Healthcare Services segment depreciation and amortization costs for the year ended December 31, 2015 were $18.6 million, a decrease of $0.9 million or 4.6% as compared to 2014.
Income from operations
Healthcare Services segment income from operations for 2015 was $44.7 million, a decrease of $16.3 million or 26.7% as compared to 2014. The decrease in income from operations was primarily attributable to decreased revenues from lower pharmacy claims processing revenues resulting from a partial client deconversion on January 1, 2015. Additionally, the decrease in income from operations was due to a restructuring charge and increased staffing costs incurred to expand our capabilities and service offerings as well as service growth in our business process outsourcing services that generally require a higher level of support. Costs also increased as a result of the implementation efforts for several new clients expected to transition onto our medical claims platform in 2016. The increase in costs were also due to the resolution of a previously disclosed regulatory inquiry which resulted in the reversal of $4.0 million previously accrued in excess of the final settlement amount of $2.0 million during 2014. The increased costs and expenses were offset by an incremental $6.4 million liability recorded during 2014 related to processing errors involving certain pharmacy claim transactions which did not recur in 2015.
Comparison of 2014 versus 2013 results
Operating revenues
Healthcare Services segment operating revenues of $382.2 million increased $48.9 million or 14.7% as compared to 2013. The increase in operating revenues for the year ended December 31, 2014 was primarily from increased pharmacy claims processing revenues principally due to growth in Medicare, Medicaid and healthcare exchange members at existing clients. Revenues were also higher than in the prior year as a result of increases in discount card services and higher service level incentives earned. Operating revenues also increased from medical claims transaction volume growth from new and existing clients, higher medical claim business process outsourcing revenues and increased software license sales. Operating revenues included approximately $8.6 million of software license fee revenues for the year ended December 31, 2014, an increase of $1.0 million as compared to 2013.
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

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating revenues	$627.0	$616.2	$625.1	$10.8	1.8%	$(8.9)	(1.4)%
Out-of-pocket reimbursements	746.5	652.2	648.5	94.3	14.5%	3.7	0.6%
Total revenues	1,373.5	1,268.4	1,273.6	105.1	8.3%	(5.2)	(0.4)%
Costs and expenses	1,274.6	1,184.8	1,188.6	89.8	7.6%	(3.8)	(0.3)%
Depreciation and amortization	30.5	37.8	44.1	(7.3)	(19.3)%	(6.3)	(14.3)%
Income from operations	$68.4	$45.8	$40.9	$22.6	49.3%	$4.9	12.0%

Operating margin	10.9%	7.4%	6.5%

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating Revenues
North America	$445.1	$420.5	$435.3	$24.6	5.9%	$(14.8)	(3.4)%
United Kingdom	181.9	195.7	189.8	(13.8)	(7.1)%	5.9	3.1%
Customer Communications segment	$627.0	$616.2	$625.1	$10.8	1.8%	$(8.9)	(1.4)%

Income from Operations
North America	$64.5	$40.6	$38.1	$23.9	58.9%	$2.5	6.6%
United Kingdom	3.9	5.2	2.8	(1.3)	(25.0)%	2.4	85.7%
Customer Communications segment	$68.4	$45.8	$40.9	$22.6	49.3%	$4.9	12.0%
The following table summarizes the Customer Communications segment’s statistical metrics (in millions):

	Year Ended December 31,
	2015	2014	2013
Customer Communications Images Produced
North America	10,038.2	8,713.2	9,448.0
United Kingdom	1,938.9	2,125.1	1,999.5
Total	11,977.1	10,838.3	11,447.5

Customer Communications Packages Mailed
North America	2,062.6	1,888.9	2,206.6
United Kingdom	851.7	836.7	724.4
Total	2,914.3	2,725.6	2,931.0
Comparison of 2015 versus 2014 results
Operating revenues
Customer Communications operating revenues increased $10.8 million or 1.8% to $627.0 million for the year ended December 31, 2015 as compared to 2014.
Customer Communications’ North America operating revenues increased $24.6 million or 5.9% to $445.1 million for the year ended December 31, 2015 as compared to 2014. The increase was primarily from incremental volumes due to the conversion of new clients and higher professional services revenues, partially offset by a decline in volumes from certain existing customers and unfavorable foreign currency exchange rate movements of $6.2 million related to our Canadian operations for the year ended December 31, 2015. The organic decline in revenues from our existing clients was due to a number of factors including client efforts to migrate to electronic presentment, to suppress sheets per package or to send statements less frequently.
In 2015, Customer Communications’ U.K. operating revenues decreased $13.8 million primarily due to $14.0 million of unfavorable foreign currency exchange rate movements for the year ended December 31, 2015, partially offset by revenue growth from new and existing clients.
Costs and expenses
Customer Communications segment costs and expenses for the year ended December 31, 2015 increased $89.8 million or 7.6% to $1,274.6 million as compared to 2014. Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $746.5 million during 2015, an increase of $94.3 million or 14.5% as compared to 2014 primarily due to postage associated with the incremental volumes from newly converted clients. Excluding reimbursable operating expenses, costs and expenses decreased $4.5 million or 0.8% during 2015. On this basis, Customer Communications’ North America costs and expenses increased $5.7 million during 2015 as compared to 2014 primarily from higher variable expenses to support the increased revenues, partially offset by cost savings achieved through the consolidation of certain operating facilities in North America in 2014. Customer Communications’ U.K. costs and expenses decreased $10.2 million primarily due to $13.7 million of foreign currency exchange rate movements, partially offset by higher operating costs to service new clients.
Depreciation and amortization
Customer Communications segment depreciation and amortization expense was $30.5 million and $37.8 million for the years ended December 31, 2015 and 2014, respectively. This $7.3 million decrease in 2015 as compared to 2014 is primarily attributable to lower capital expenditures. Customer Communications’ North America depreciation and amortization decreased $5.0 million in 2015 as compared to 2014 and Customer Communications’ U.K. depreciation and amortization decreased $2.3 million in 2015 as compared to 2014.
Income from operations
Customer Communications segment income from operations was $68.4 million for the year ended December 31, 2015, an increase of $22.6 million compared to 2014. Customer Communications’ North America income from operations increased $23.9 million and Customer Communications’ U.K. income from operations decreased $1.3 million. The increase in Customer Communications North America was primarily due to higher operating revenues and cost saving measures from closing production plants during 2014, partially offset by higher costs from increased variable expenses incurred to support the increased revenues.  The decrease in Customer Communications’ U.K. income from operations was primarily due to higher operating costs (excluding the impact of foreign exchange movements), partially offset by revenue growth from new and existing clients and lower depreciation expense.
Comparison of 2014 versus 2013 results
Operating revenues
Customer Communications segment operating revenues decreased $8.9 million or 1.4% to $616.2 million for the year ended December 31, 2014 as compared to 2013.
Customer Communications’ North America operating revenues decreased $14.8 million or 3.4% to $420.5 million for the year ended December 31, 2014 as compared to 2013. The decrease was primarily from reduced volumes as a result of organic declines at existing clients and previously announced client losses. This decrease was partially offset by higher electronic solutions and postal service solutions revenue.
Customer Communications’ U.K. operating revenues increased $5.9 million for the year ended December 31, 2014 as compared to 2013, primarily due to the higher volumes from new and existing clients and foreign currency exchange rates movements.

Costs and expenses
Customer Communications segment costs and expenses for the year ended December 31, 2014 decreased $3.8 million or 0.3% to $1,184.8 million as compared to 2013. Reimbursable operating expenses included in costs and expenses were $652.2 million during 2014, an increase of $3.7 million or 0.6% as compared to 2013. Excluding reimbursable operating expenses, Customer Communications segment costs and expenses decreased $7.5 million during 2014. On this basis, Customer Communications’ North America costs and expenses decreased $13.0 million during 2014 as compared to 2013 primarily from reduced costs associated with the operating revenue decline partially offset by higher restructuring charges of $4.2 million, including employee termination and lease exit costs, and increased costs from higher variable expenses due to the processing for a new client beginning in November 2014. Customer Communications’ U.K. costs and expenses increased $5.5 million primarily due to the impact of foreign currency exchange rates and higher operating costs to support the increased volume of work.
Depreciation and amortization
Customer Communications segment depreciation and amortization expense was $37.8 million and $44.1 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $6.3 million or 14.3% in 2014 as compared to 2013. This $6.3 million decrease in 2014 as compared to 2013 is primarily attributable to lower capital expenditures during 2013. Customer Communications’ North America depreciation and amortization decreased $4.3 million in 2014 as compared to 2013 and Customer Communications’ U.K. depreciation and amortization decreased $2.0 million in 2014 as compared to 2013.
Income from operations
Customer Communications segment income from operations was $45.8 million for the year ended December 31, 2014, an increase of $4.9 million compared to 2013. Customer Communications’ North America income from operations increased $2.5 million and the operating income from Customer Communications U.K. increased $2.4 million. The increase in Customer Communications North America was primarily due to reduced operating costs, largely offset by lower revenues.  The increase in Customer Communications’ U.K. income from operations was primarily due to increased revenues and lower depreciation, partially offset by higher operating costs.
INVESTMENTS AND OTHER SEGMENT
The following tables present the financial results of the Investments and Other segment (in millions):

				Change
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Operating revenues	$3.1	$7.6	$9.9	$(4.5)	(59.2)%	$(2.3)	(23.2)%
Out-of-pocket reimbursements	—	0.2	0.1	(0.2)	(100.0)%	0.1	100.0%
Total revenues	3.1	7.8	10.0	(4.7)	(60.3)%	(2.2)	(22.0)%
Costs and expenses, net of gains	(1.7)	6.1	1.3	(7.8)	(127.9)%	4.8	369.2%
Depreciation and amortization	0.9	1.3	10.8	(0.4)	(30.8)%	(9.5)	(88.0)%
Income (loss) from operations	$3.9	$0.4	$(2.1)	$3.5	875.0%	$2.5	(119.0)%

Operating margin	125.8%	5.3%	(21.2)%
Comparison of 2015 versus 2014 results
Operating revenues
Investments and Other segment operating revenues were $3.1 million and $7.6 million during the years ended December 31, 2015 and 2014, respectively. The decrease in operating revenues during 2015 as compared to 2014 was attributable to the sale of real estate assets during 2014 that were primarily leased to third parties.

Costs and expenses
Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment. During the year ended December 31, 2015, the Investments and Other segment recognized a gain of $3.7 million on the sale of real estate. Excluding this gain, costs and expenses declined $4.1 million in 2015 as compared to 2014 as a result of the sale of real estate assets during 2014.
Depreciation and amortization
Investments and Other segment depreciation and amortization was $0.9 million and $1.3 million during the years ended December 31, 2015 and 2014, respectively. Depreciation and amortization decreased $0.4 million during 2015 as compared to 2014 primarily attributable to the sale of certain properties during 2014.
Income from operations
Investments and Other segment had income from operations of $3.9 million and $0.4 million during the years ended December 31, 2015 and 2014, respectively. Income from operations increased $3.5 million during 2015 as compared to 2014, primarily from the $3.7 million gain on sale of real estate, partially offset by lower operating revenues.
Comparison of 2014 versus 2013 results
Operating revenues
Investments and Other segment operating revenues were $7.6 million and $9.9 million during the years ended December 31, 2014 and 2013, respectively. The decrease in operating revenues during 2014 as compared to 2013 was attributable to decreased rental activities as the result of selling real estate assets occupied by third parties.
Costs and expenses
Investments and Other segment costs and expenses were $6.1 million and $1.3 million during the years ended December 31, 2014 and 2013, respectively, an increase of $4.8 million in 2014 as compared to 2013 primarily related to a $4.2 million gain on the sale of real estate which reduced costs and expenses during 2013.
Depreciation and amortization
Investments and Other segment depreciation and amortization was $1.3 million and $10.8 million during the years ended December 31, 2014 and 2013, respectively. Depreciation and amortization decreased $9.5 million during 2014 as compared to 2013 primarily attributable to impairments related to non-operating real estate assets of $7.4 million recorded in 2013. The remaining decline in depreciation was due to the sale of certain properties during 2014.
Income from operations
Investments and Other segment had income from operations of $0.4 million during the year ended December 31, 2014 and a loss from operations of $2.1 million during the year ended December 31, 2013. Income from operations increased $2.5 million during 2014 as compared to 2013, as a result of the impairment charged recorded in 2013 partially offset by gain on sale of real estate in 2014.
LIQUIDITY AND CAPITAL RESOURCES
Company’s Assessment of Short-term and Long-term Liquidity
We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, are sufficient to meet our operating and debt service requirements and other current liabilities for at least the next 12 months. Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $219.5 million at December 31, 2015) and other assets, and that our longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.
At December 31, 2015, total cash and cash equivalents were $89.6 million, of which $27.2 million was held outside of the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our international subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. The repatriation of these earnings could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

At December 31, 2015, we had approximately $794.0 million of availability under our domestic revolving credit facilities. There are no credit facilities with outstanding amounts as of December 31, 2015 that are scheduled to mature in 2016.
Sources and Uses of Cash
We had $89.6 million, $151.7 million and $62.5 million of cash and cash equivalents at December 31, 2015, 2014 and 2013, respectively. Our primary source of liquidity has historically been cash provided by operations. In addition, we have used proceeds from the sale of investments to fund other investing and financing activities. Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments. In 2015, our Board of Directors authorized the use of cash to invest as seed money in newly launched funds. We anticipate that these seed money investments will enable the funds to more quickly achieve critical mass, establish a proven track record and obtain third-party investments. In October 2015, we initiated our first investment under this seed capital program with a $25.0 million investment into a newly launched open-end fund. Additionally, in October 2015 we completed the sale and leaseback of our four North American Customer Communications’ production facilities which resulted in pretax proceeds totaling approximately $129.0 million. Information on our consolidated cash flows for the years ended December 31, 2015, 2014 and 2013 is presented in the Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.
Operating Activities
Cash flows provided by operating activities were $220.2 million during the year ended December 31, 2015. Operating cash flows during 2015 included net income of $358.1 million adjusted for $82.2 million of non-cash net gains, and $4.4 million cash dividends from unconsolidated affiliates resulting in net cash flows of $280.3 million. Cash provided from operating activities also included a $60.1 million use of cash resulting from changes in operating assets and liabilities. Significant changes in operating assets and liabilities include a $13.3 million use of cash related to a decrease in accrued compensation and benefits, a $14.7 million use of cash resulting from a decrease in accounts payable and accrued liabilities and a $27.3 million use of cash related to timing of tax payments.
Cash flows provided by operating activities were $312.5 million for the year ended December 31, 2014. Operating cash flows during 2014 included net income of $593.3 million adjusted for $282.5 million of non-cash net gains, and $1.8 million cash dividends from unconsolidated affiliates resulting in net cash flows of $312.6 million. Cash provided from operating activities also included a $0.1 million use of cash resulting from changes in operating assets and liabilities. Significant changes in operating assets and liabilities include an $18.0 million use of cash to fund an increase in accounts receivable, a $16.0 million source of cash resulting from an increase in accounts payable and accrued liabilities, and a $23.2 million use of cash related to timing of tax payments.
Cash flows provided by operating activities were $395.2 million for the year ended December 31, 2013. Operating cash flows during 2013 resulted principally from net income of $352.6 million, adjustments for non-cash net gains of $74.3 million and $129.4 million in dividends from unconsolidated affiliates (including a $125.0 million dividend received from BFDS) resulting in net cash flows of $407.7 million. Cash provided from operating activities also included a $12.5 million use of cash resulting from changes in operating assets and liabilities. The significant operating assets and liabilities changes during 2013 included a decrease in accounts receivable of $15.8 million, a decrease in accounts payable and accrued liabilities of $20.7 million, and a decrease in income payable of $12.8 million primarily due to timing of payments.
We have had significant proceeds from the sale of investments during 2015, 2014 and 2013 which have been included within investing activities on the Statement of Cash Flows. The income taxes paid on the gains from these investment sales are required to be treated as an operating cash outflow. Income tax expense resulting from these investment sales will reduce operating cash flows in the period that taxes are paid. Income taxes paid related to gains on the sale of investments and other non-operating assets during the years ended December 31, 2015, 2014 and 2013 were $87.1 million, $70.4 million and $73.5 million, respectively.

Software Development and Maintenance
Our software development and maintenance efforts are focused on introducing new products and services as well as enhancing existing products and services. The following table summarizes software development, maintenance and enhancements to our proprietary systems and software products which are included in net income within cash flows from operations (in millions):

	Year Ended December 31,
	2015	2014	2013
Non-capitalizable software development and maintenance costs	$142.9	$121.6	$123.7
Amortization of capitalized software development costs	25.8	26.2	31.4
Investing Activities
Cash flows provided by investing activities were $2.5 million for the year ended December 31, 2015. Sources of our cash inflows were primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $192.2 million, which includes $176.1 million of pretax proceeds from the sale of State Street stock. Additionally, in October 2015 we completed the sale and leaseback of our four North American Customer Communications’ production facilities which resulted in pretax proceeds totaling approximately $129.0 million. The proceeds from the sale and leaseback of our Canadian production facility were repatriated to the U.S. Primary uses of cash include $111.2 million of capital expenditures, higher restricted cash for client fund obligations, cash used to acquire kasina LLC, Red Rocks Capital LLC and Wealth Management Systems Inc. during 2015 and investments within the newly launched open-end fund.
Cash flows provided by investing activities during 2014 of $304.7 million were primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $343.0 million, which includes $190.3 million of pretax proceeds from the sale of State Street stock. Additionally, in 2014 cash flows from investing activities increased due to proceeds received from sale of Global Solutions of $77.4 million and proceeds from sale of non-operating real estate of $32.6 million. These cash inflows were partially offset by capital expenditures of $113.4 million.
Cash flows provided by investing activities were $310.1 million for the year ended December 31, 2013 primarily attributable to net investment activities (proceeds from investment sales, net of investments in securities) of $332.9 million, which includes $148.8 million of pretax proceeds from the sale of State Street stock. Additionally, in 2013 cash flows from investing activities increased $71.5 million due to lower restricted cash held for pharmacy processing client fund obligations. These cash inflows were partially offset by capital expenditures of $102.8 million.
Capital Expenditures
The following table summarizes capital expenditures by segment (in millions):

	Year Ended December 31,
	2015	2014	2013
Financial Services segment	$83.0	$72.5	$69.1
Healthcare Services segment	6.1	10.1	10.8
Customer Communications segment	21.6	30.5	22.4
Investments and Other segment	0.5	0.3	0.5
	$111.2	$113.4	$102.8
During 2015, 2014 and 2013, we capitalized software development costs of $23.5 million, $28.8 million and $28.4 million, respectively. Additionally, we used debt to acquire approximately $2.5 million of equipment during 2013. Capital expenditures using debt are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. We anticipate our 2016 capital expenditures to total approximately $100.0 million. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or through borrowings on our revolving credit facilities.

Financing Activities
Cash flows used in financing activities totaled $284.8 million, $528.0 million and $731.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Common Stock Issuances and Repurchases
We received cash proceeds of $11.8 million, $13.0 million and $30.6 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2015, 2014 and 2013, respectively. The value of shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase our stock or from the vesting of restricted shares are included in Common stock repurchased in the Consolidated Statement of Cash Flows.
During January 2015, we spent $50.0 million to purchase 0.5 million shares which completed an existing share repurchase plan authorized in 2014. On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions, and on July 29, 2015, our Board of Directors authorized an additional $250.0 million of share repurchases, which is incremental to the existing plan. We repurchased an additional 3.1 million shares of our common stock for $350.0 million during the year ended December 31, 2015, resulting in approximately $150.0 million remaining under our existing share repurchase plan authorized in 2015. Under previous share repurchase plans, we expended $200.0 million for approximately 2.2 million shares and $252.6 million for approximately 3.4 million shares during the years ended December 31, 2014 and 2013, respectively.
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
Dividends
We paid cash dividends of $1.20 per common share in 2015, 2014 and 2013. The total cash paid for dividends in 2015, 2014 and 2013 was $43.1 million, $47.6 million and $51.8 million, respectively.
On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.33 per share on our common stock, payable on March 15, 2016, to shareholders of record at the close of business on March 2, 2016. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by our Board of Directors.
Client Funds Obligations
Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $533.4 million, $399.6 million and $366.5 million of client funds obligations at December 31, 2015, 2014 and 2013, respectively.
Debt Activity
During 2015, we had the following primary sources of debt financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; and privately placed senior notes (the “Senior Notes”).  We had $562.1 million, $552.9 million and $683.0 million of debt outstanding at December 31, 2015, 2014 and 2013, respectively, an increase of $9.2 million during 2015 and a decrease of $130.1 million during 2014.
The increase in debt outstanding during 2015 was primarily from higher borrowings on the syndicated revolving credit facility, partially offset by the repayment of the Series A Senior Notes and the pay down of the accounts receivable securitization line. In 2015, we renewed our accounts receivable securitization program for a three year term through May 2018. The decrease in debt outstanding during 2014 was primarily from the repayment of the $125.0 million term loan credit facility in June 2014.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Our debt arrangements are described in Note 9 to the consolidated financial statements included in Item 8 of this report.
Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$562.1	$5.6	$170.4	$386.1	$—
Operating lease obligations	244.6	32.2	55.1	44.1	113.2
Software license agreements	108.9	53.6	51.4	3.9	—
Other	44.8	25.5	13.7	4.9	0.7
	$960.4	$116.9	$290.6	$439.0	$113.9
Interest obligations on our outstanding debt are not included in the table above. The syndicated revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon our consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.00% to 1.70% over Eurodollar and 0.00% to 0.70% over base rate, as defined. The Senior Notes have fixed interest rates and are comprised of $105.0 million of 4.86% Series B Senior Notes, $65.0 million of 5.06% Series C Senior Notes and $160.0 million of 5.42% Series D Senior Notes. In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.
We have liabilities for income tax uncertainties of $73.8 million at December 31, 2015. These obligations are classified as non-current on our Consolidated Balance Sheet as resolution of these matters is expected to take more than a year; however, the ultimate timing of resolution is uncertain.
Other Commercial Commitments
In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.
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
We believe that our guarantee arrangements will not have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described above and in Note 15 to the consolidated financial statements included in Item 8 of this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The operation of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates. Changes in interest rates and exchange rates have not materially impacted our consolidated financial position, results of operations or cash flows.
Available-for-sale equity price risk
Our investments in available-for-sale equity securities are subject to price risk. The fair value of our available-for-sale investments as of December 31, 2015 was approximately $219.5 million. The impact of a 10% change in fair value of these investments would be approximately $13.6 million to comprehensive income. Changes in equity values of our investments have had and could have a material effect on our comprehensive income (loss) and financial position.
Interest rate risk
We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the year ended December 31, 2015, DST and BFDS had average daily cash balances of approximately $2.0 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS. We estimate that a 100 basis point change in interest earnings rate would equal approximately $6.7 million of net income (loss).
At December 31, 2015, we had $562.1 million of debt, of which $226.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). We estimate that a 10% increase in interest rates would not have a significant impact to our consolidated pretax earnings or to the fair value of our debt.
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
At December 31, 2015, our international subsidiaries had approximately $276.6 million in total assets and for the year ended December 31, 2015, these international subsidiaries recorded net income of approximately $18.6 million. We estimate that a 10% change in exchange rates could change total consolidated assets by approximately $27.7 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income for 2015 by approximately $1.9 million.
We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $138.9 million at December 31, 2015. The fair value of the contracts that qualify for hedge accounting resulted in a liability of $0.2 million at December 31, 2015. We estimate that a 10% change in exchange rates would result in a $0.6 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $0.1 million at December 31, 2015. We estimate a 10% change in exchange rates on these contracts would result in a $6.7 million change to consolidated net income. Gains and losses on the derivative instruments are largely offset by changes in the underlying hedged items, resulting in a minimal impact on earnings.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Kansas City, Missouri
February 26, 2016

DST Systems, Inc. Consolidated Balance Sheet (dollars in millions, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$89.6	$151.7
Funds held on behalf of clients	480.2	356.2
Client funding receivable	53.2	43.4
Accounts receivable (includes related party receivables of $19.9 and $19.7)	354.9	349.6
Other assets	77.6	71.0
	1,055.5	971.9

Investments	418.5	656.6
Unconsolidated affiliates	312.5	298.7
Properties, net	321.3	403.6
Intangible assets, net	156.4	122.5
Goodwill	483.1	414.7
Other assets	65.9	74.9
Total assets	$2,813.2	$2,942.9

Liabilities
Current liabilities
Current portion of debt	$5.6	$167.3
Client funds obligations	533.4	399.6
Accounts payable	84.9	101.8
Accrued compensation and benefits	153.2	168.0
Deferred revenues and gains	55.9	53.9
Income taxes payable	—	17.6
Other liabilities	115.7	113.7
	948.7	1,021.9

Long-term debt	556.5	385.6
Income taxes payable	73.8	80.1
Deferred income taxes	107.8	186.4
Other liabilities	65.3	32.5
Total liabilities	1,752.1	1,706.5

Commitments and contingencies (Note 15)

Redeemable Non-controlling Interest	15.1	—

Stockholders’ Equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued	—	—
Common stock, $0.01 par, 400 million shares authorized, and 50.0 million shares issued	0.5	0.5
Additional paid-in capital	136.7	114.4
Retained earnings	1,996.6	1,682.9
Treasury stock, at cost	(1,129.7)	(748.3)
Accumulated other comprehensive income	41.9	186.9
Total stockholders’ equity	1,046.0	1,236.4
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,813.2	$2,942.9
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Income (in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenues	$2,013.0	$2,042.0	$1,960.6
Out-of-pocket reimbursements	812.1	707.3	698.0
Total revenues (includes related party revenues of $191.5, $195.3 and $200.7)	2,825.1	2,749.3	2,658.6

Costs and expenses	2,397.5	2,309.4	2,202.1
Depreciation and amortization	122.0	131.0	143.3
Income from operations	305.6	308.9	313.2

Interest expense	(24.1)	(26.6)	(34.5)
Gain on sale of business	—	100.5	—
Other income, net	204.5	373.5	243.2
Equity in earnings of unconsolidated affiliates	45.8	35.4	23.0
Income before income taxes and non-controlling interest	531.8	791.7	544.9

Income taxes	173.7	198.4	192.3
Net income	358.1	593.3	352.6

Net loss attributable to non-controlling interest	0.1	—	—
Net income attributable to DST Systems, Inc.	$358.2	$593.3	$352.6

Weighted average common shares outstanding	36.0	40.0	43.2
Weighted average diluted shares outstanding	36.4	40.5	44.1

Basic earnings per share	$9.95	$14.82	$8.15
Diluted earnings per share	$9.83	$14.66	$8.00

Cash dividends per share of common stock	$1.20	$1.20	$1.20
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Comprehensive Income (in millions)

	Year Ended December 31,
	2015	2014	2013
Net income attributable to DST Systems, Inc.	$358.2	$593.3	$352.6

Other comprehensive income (loss), net of tax and reclassifications to earnings:
Unrealized holding gains (losses) on available-for-sale securities	(123.2)	(93.6)	47.1
Unrealized gains on cash flow hedges	0.2	0.2	0.9
Foreign currency translation adjustments	(22.0)	(27.9)	3.4
Other comprehensive income (loss)	(145.0)	(121.3)	51.4

Comprehensive income	$213.2	$472.0	$404.0
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Changes in Stockholders’ Equity (in millions)

	Common Stock					Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
December 31, 2012	44.3	$1.0	$234.3	$3,477.7	$(2,890.1)	$256.8	$1,079.7
Comprehensive income:
Net income	—	—	—	352.6	—	—	352.6
Other comprehensive income	—	—	—	—	—	51.4	51.4
Dividends	—	—	0.8	(52.6)	—	—	(51.8)
Amortization of share based compensation	—	—	16.9	—	—	—	16.9
Issuance of common stock	1.3	—	(34.2)	—	76.1	—	41.9
Repurchase of common stock	(3.8)	—	—	—	(276.4)	—	(276.4)
Convertible debenture premium	—	—	(30.9)	—	—	—	(30.9)
Other	—	—	0.4	—	—	—	0.4
December 31, 2013	41.8	1.0	187.3	3,777.7	(3,090.4)	308.2	1,183.8
Comprehensive income:
Net income	—	—	—	593.3	—	—	593.3
Other comprehensive loss	—	—	—	—	—	(121.3)	(121.3)
Dividends	—	—	0.7	(48.3)	—	—	(47.6)
Amortization of share based compensation	—	—	21.0	—	—	—	21.0
Issuance of common stock	0.5	—	(8.0)	—	28.0	—	20.0
Repurchase of common stock	(4.7)	—	—	—	(424.5)	—	(424.5)
Retirement of treasury stock	—	(0.5)	(98.3)	(2,639.8)	2,738.6	—	—
Other	—	—	11.7	—	—	—	11.7
December 31, 2014	37.6	0.5	114.4	1,682.9	(748.3)	186.9	1,236.4
Comprehensive income:
Net income	—	—	—	358.1	—	—	358.1
Other comprehensive loss	—	—	—	—	—	(145.0)	(145.0)
Dividends	—	—	1.3	(44.4)	—	—	(43.1)
Amortization of share based compensation	—	—	27.9	—	—	—	27.9
Issuance of common stock	0.3	—	(5.1)	—	23.9	—	18.8
Repurchase of common stock	(3.6)	—	—	—	(405.3)	—	(405.3)
Other	—	—	(1.8)	—	—	—	(1.8)
December 31, 2015	34.3	$0.5	$136.7	$1,996.6	$(1,129.7)	$41.9	$1,046.0
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Consolidated Statement of Cash Flows (in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows—operating activities:
Net income	$358.1	$593.3	$352.6
Depreciation and amortization	122.0	131.0	143.3
Net gains on investments	(163.6)	(281.8)	(195.2)
Gains on sale of properties and businesses	(4.6)	(101.6)	(5.4)
Amortization of share-based compensation	27.9	21.0	16.9
Equity in earnings of unconsolidated affiliates	(45.8)	(35.4)	(23.0)
Cash dividends from unconsolidated affiliates	4.4	1.8	129.4
Gain on contract to repurchase common stock	—	(18.1)	—
Deferred income taxes	(18.1)	2.4	(10.9)
Changes in accounts receivable	(1.0)	(18.0)	15.8
Changes in other assets	(10.7)	2.6	(7.9)
Changes in client funds obligations	9.9	(6.9)	6.4
Changes in client funding receivable	(9.9)	6.9	(6.4)
Changes in accounts payable and accrued liabilities	(14.7)	16.0	(20.7)
Changes in income taxes payable	(27.3)	(23.2)	(12.8)
Changes in deferred revenues and gains	(0.6)	(1.9)	4.1
Changes in accrued compensation and benefits	(13.3)	10.2	6.3
Other, net	7.5	14.2	2.7
Net cash provided from operating activities	220.2	312.5	395.2
Cash flows—investing activities:
Capital expenditures	(111.2)	(113.4)	(102.8)
Investments in securities	(166.4)	(76.4)	(105.5)
Proceeds from sale / maturities of investments	358.6	419.4	438.4
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	(113.5)	(44.9)	71.5
Proceeds from sale of properties	133.3	32.6	14.0
Acquisition of businesses, net of cash and cash equivalents acquired	(117.4)	—	—
Proceeds from sale of business, net of $8.1 million of cash and cash equivalents sold in 2014	7.9	77.4	—
Other, net	11.2	10.0	(5.5)
Net cash provided from investing activities	2.5	304.7	310.1
Cash flows—financing activities:
Proceeds from issuance of common stock	11.8	13.0	30.6
Principal payments on debt	(52.5)	(133.5)	(126.5)
Repurchases of convertible debentures	—	—	(122.8)
Net proceeds (repayments) on accounts receivable securitization program	(120.0)	(30.0)	15.0
Net borrowings (repayments) on revolving credit facilities	181.8	33.9	(127.7)
Net increase (decrease) in client funds obligations	124.0	39.9	(82.6)
Receipt of third party capital in investment fund	15.0	—	—
Common stock repurchased	(405.3)	(406.4)	(276.4)
Payment of cash dividends	(43.1)	(47.6)	(51.8)
Excess tax benefits from share based compensation	5.6	6.1	11.4
Other, net	(2.1)	(3.4)	(0.3)
Net cash used for financing activities	(284.8)	(528.0)	(731.1)

Net increase (decrease) in cash and cash equivalents	(62.1)	89.2	(25.8)
Cash and cash equivalents, beginning of year	151.7	62.5	88.3
Cash and cash equivalents, end of year	$89.6	$151.7	$62.5
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements

1. Description of Business
DST Systems, Inc. and consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified business processing, data management, and customer communications solutions to clients globally within the asset management, brokerage, retirement, healthcare and other markets. Our wholly-owned data centers provide the secure technology infrastructure necessary to support our solutions offerings.
We manage our business through our three operating segments, Financial Services, Healthcare Services and Customer Communications. Investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into the Investments and Other segment.
Beginning in 2015, we modified our reportable segment presentation to reflect changes in how we now operate the business and make resource allocations. Certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been reclassified from our Investments and Other segment to the segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
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
For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. Non-controlling interests that are redeemable or convertible for cash or other assets at the option of the holder are classified separate from stockholders’ equity on the Consolidated Balance Sheet. The portion of net income (loss) attributable to the non-controlling interest for such subsidiaries is presented as net income (loss) attributable to non-controlling interest in the Consolidated Statement of Income.
We have the following significant operating joint ventures: Boston Financial Data Services, Inc. (“BFDS”); International Financial Data Services, U.K. (“IFDS U.K.”); and International Financial Data Services, L.P. (“IFDS L.P.”). We do not have a controlling financial interest in these entities and therefore account for the financial results of these operating joint ventures using the equity method of accounting.
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
We provide investment management services to, and have transactions with, various exchange traded funds, mutual funds and other investment products sponsored by the Company in the normal course of business. We generally are considered to have a controlling financial interest in a fund when we own a majority of the outstanding controlling shares, which may arise as a result of seed capital investments in newly launched investment products from the time of initial launch to the time that the fund becomes majority-held by third-party investors.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item or from third-party evidence such as how competitors have priced similar items. If such evidence is unavailable, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
We have reported the cash flows related to the purchases of investment funds (available-for-sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Consolidated Statement of Cash Flows. We have reported the cash inflows and outflows related to client fund investments on a net basis within net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations in the investing section of the Consolidated Statement of Cash Flows. We have reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.
Inventories
Inventories are comprised primarily of paper and envelope stocks. Inventories, which are included as a component of Current Other Assets in the Consolidated Balance Sheet, are stated at the lower of cost or market. Cost for substantially all of our inventories is determined on an average cost basis.
Investments
The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where we are the limited partner) in which we have significant influence but do not control. Under the equity method, we recognize income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of our investment in and advances to the unconsolidated affiliate.
The cost method of accounting is used for these investments when we have a deminimus ownership percentage and do not have significant influence. Our cost method investments are held at the lower of cost or market.
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
Investment funds which are consolidated as a result of our seed capital investment are considered investment companies and therefore we retain the specialized industry accounting principles of these investment products in our consolidated financial statements. Upon consolidation of a fund, the underlying securities of the fund are reflected at fair value with gains and losses included in Other income, net in the Consolidated Statement of Income.

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
Goodwill and intangible assets
We have recorded goodwill and intangible assets in connection with various acquisitions of businesses. Intangible assets at December 31, 2015 and 2014 primarily represent customer relationships and other definite lived intangible assets (trade names, non-compete agreements, etc.) acquired. The estimated useful life on these intangible assets ranges from 3 to 19 years. The weighted average amortization period at December 31, 2015 for customer relationships and other intangible assets is 14.9 and 9.0 years, respectively.
We assess the impairment of goodwill at least annually (as of October 1) and assess identifiable intangibles, long-lived assets and related assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.
Our assessment of goodwill for impairment includes a qualitative assessment that considers various factors, including growth in operating revenues and income from operations of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2014, in which the estimated fair value of each of our reporting units substantially exceeded the carrying value of the reporting units. The fair value of the reporting units was estimated using the present value of expected future cash flows. Our 2015, 2014 and 2013 annual goodwill impairment tests determined that goodwill was not impaired.
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
Earnings per share
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year. See Note 12, Equity, for additional details regarding our earnings per share computation.
Derivative and hedging activities
We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. From time to time, we utilize derivatives to manage interest rate and foreign currency risks. We do not enter into derivative arrangements for speculative purposes. At December 31, 2015 and 2014, we had derivative instruments outstanding as described in Note 10, Hedging Transactions and Derivative Financial Instruments.
Comprehensive income
Our comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities, our proportional share of unconsolidated affiliates’ other comprehensive income (limited by the carrying value of the investment), unrealized gains or losses on our cash flow hedges and foreign currency translation adjustments, which are presented in the Consolidated Statement of Comprehensive Income, net of tax and reclassifications to earnings.
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
New authoritative accounting guidance
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective prospectively or retrospectively for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this standard and have applied it prospectively beginning in the fourth quarter of 2015. Prior periods have not been retrospectively adjusted. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued guidance which requires that an acquirer recognize adjustments to provisional amounts in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Effects on earnings as a result of the change to the provisional amounts should be recorded in the same period’s financial statements and calculated as if the accounting had been completed at the acquisition date. The guidance is effective January 1, 2016 with early adoption permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

In July 2015, the FASB issued guidance which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The guidance is effective January 1, 2016 with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In May 2015, the FASB issued guidance which removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value practical expedient. The guidance is effective January 1, 2016 and requires retrospective application for each prior period presented. Early adoption is permitted. We elected to early adopt this standard and applied this standard retrospectively beginning in fourth quarter 2015. The adoption did not have a significant impact our consolidated balance sheet, statement of income or statement of cash flows as the guidance relates to financial statement disclosures only.
In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact on the consolidated financial results.
In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid in a cloud computing arrangement. The guidance is effective January 1, 2016. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued an accounting standard update, “Consolidated (Topic 810) - Amendments to the Consolidation Analysis.” The new consolidation guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a Variable Interest Entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The guidance is effective for us beginning in first quarter 2016. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this standard and do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued an accounting standard, “Revenue from Contracts with Customers,” which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for us beginning with the first quarter 2018 and may be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of this standard is permitted as of January 2017. We are currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
3. Significant Business Transactions and Events
Significant Business Acquisitions
The following acquisitions during 2015 are included within the Financial Services segment:
Acquisition of kasina LLC
On January 1, 2015, we acquired all of the membership interests of kasina LLC, a strategic advisory firm to the asset management industry for $9.0 million of upfront cash consideration and up to $5.0 million of performance-related contingent consideration. The performance-related contingent consideration is based on the achievement of certain annual revenue targets of the acquired business over an approximate four year period from the closing date. A significant portion of the contingent consideration also requires, subject to certain exceptions, future employment over the course of the performance period. The acquisition provides us with additional opportunities to provide a combination of advisory, research, technology and analytics to asset managers.
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
Acquisition of Wealth Management Systems Inc.
On August 21, 2015, we acquired all of the outstanding common stock of Wealth Management Systems Inc., a provider of technology-based rollover services, for cash consideration of $65.1 million, which includes a $1.1 million adjustment agreed upon in December 2015 to settle working capital under the provisions of the purchase agreement. A post-closing settlement amount of $0.2 million was received in January 2016, and is included in Other Assets on the Consolidated Balance Sheet at December 31, 2015. Wealth Management Systems Inc. automates the migration of assets from retirement plans to investment management platforms. We expect the acquisition to provide us with additional opportunities to expand rollover service options to new and existing customers and enhance our ongoing retirement and asset management strategies.
The factors described above, combined with the synergies expected from combining our operations with each of the acquired entities and the resulting expansion of the service offerings available to our clients, are the basis for the acquisition prices paid resulting in $75.8 million of goodwill recorded, of which approximately $40.0 million is expected to be deductible for tax purposes.
The transactions were accounted for using the acquisition method of accounting, with assets acquired, liabilities assumed, and consideration transferred recorded at their estimated fair values on the acquisition dates. The estimated fair values are preliminary and subject to changes as income taxes are finalized and additional information becomes available; however, we do not expect material changes.
The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisitions of kasina LLC, Red Rocks Capital LLC, and Wealth Management Systems Inc. and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid	$118.8
Fair value of contingent consideration	0.8
Fair value of total consideration transferred	$119.6

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.6
Accounts receivable	4.2
Other current assets	0.2
Properties (1)	3.3
Intangible assets	49.5
Goodwill	75.8
Total assets	134.6

Accounts payable	0.2
Accrued compensation and benefits	0.4
Deferred revenue	5.5
Other current liabilities	0.7
Deferred income tax liabilities	8.2
Total liabilities	15.0
Net assets acquired	$119.6
____________________________________________________
(1) Includes $3.0 million of acquired software

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the intangible assets acquired and estimated weighted average useful lives as of acquisition dates (in millions):

	Fair Value	Weighted Average Useful Life
Customer relationships	$48.0	17 years
Other	1.5	7 years
	$49.5

The operating results of kasina LLC, Red Rocks Capital LLC, and Wealth Management Systems Inc. were combined with our operating results subsequent to the acquisition dates. Approximately $10.4 million of revenues and $9.3 million of net pretax losses of the acquired businesses are included in the Consolidated Statement of Income for the year ended December 31, 2015. Pro-forma results of operations, assuming these acquisitions were made at the beginning of the earliest period presented, have not been presented as the effect of these acquisitions are not material to our results.

On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”), for $95.0 million in cash, subject to certain adjustments. DST is financing the acquisition through cash-on-hand and available lines of credit. KRFS is an independent, full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services, and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and expand our asset administration service offerings.
Sale of Business
On November 30, 2014, we sold DST Global Solutions Ltd. (“Global Solutions”) for cash consideration of $95.0 million, subject to customary working capital post-closing adjustments. Of the $95.0 million in proceeds received, $9.5 million is restricted for a period of eighteen months from the transaction, for purposes of payment of potential obligations that may arise based upon the terms and conditions of the sale agreement. During 2015, we received cash proceeds of $7.9 million in settlement of the working capital post-closing adjustments.
Operating revenue generated from the Global Solutions businesses sold was approximately $61.4 million and $71.3 million for the years ended December 31, 2014, and 2013, respectively. Operating income generated from the Global Solutions businesses sold was approximately $6.9 million and $10.0 million for the years ended December 31, 2014 and 2013, respectively. We recorded a pretax gain of $100.5 million on the sale of the business during 2014. Our pretax gain exceeded our sale proceeds primarily from the reclassification of cumulative translation adjustments due to the substantial liquidation of certain foreign entities, partially offset by transaction costs. The carrying value of the entities sold was minimal.
Restructuring Initiatives
As a result of changes in our business environment, from time to time we will restructure one or more of our businesses to enhance operational efficiency.
During the year ended December 31, 2015, we incurred $3.4 million of pretax charges related to employee termination costs as a result of a restructuring initiative within the Healthcare Services segment which includes the closure of an operating location at the end of the existing lease term in mid-2016.
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
As of December 31, 2015 and 2014, we had a remaining liability of $4.1 million and $6.4 million, respectively, associated with these restructuring activities.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
Investments are as follows (in millions):

	Carrying Value
	December 31, 2015	December 31, 2014
Available-for-sale securities:
State Street Corporation	$144.8	$350.7
Other available-for-sale securities	74.7	124.8
	219.5	475.5
Other:
Trading securities	15.1	25.1
Seed capital investments, at fair value	50.7	—
Cost method, private equity and other investments	133.2	156.0
	199.0	181.1
Total investments	$418.5	$656.6
Certain information related to our available-for-sale securities is as follows (in millions):

	December 31,
	2015	2014
Book cost basis	$83.4	$140.2
Gross unrealized gains	136.2	336.6
Gross unrealized losses	(0.1)	(1.3)
Market value	$219.5	$475.5
At December 31, 2015 and 2014, our carrying value of available-for-sale investments was $219.5 million and $475.5 million, respectively, the majority of which is from the ownership of 2.2 million shares of State Street Corporation (“State Street”) as of December 31, 2015. State Street is a financial services corporation that provides investment servicing and investment management services and products to institutional investors. The aggregate market value of our investments in available-for-sale securities, including State Street’s common stock, presented above was based on the closing price on the New York Stock Exchange at the respective year end. Deferred tax liabilities associated with the available-for-sale investments were approximately $54.8 million and $138.9 million at December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015, 2014 and 2013, we received $303.5 million, $278.9 million and $334.4 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $175.1 million, $184.0 million and $195.3 million and gross realized losses of $6.7 million, $2.6 million and $2.3 million, were recorded in 2015, 2014 and 2013, respectively, from the sale of available-for-sale securities. In addition, we recorded losses on available-for-sale securities of $4.8 million, $2.3 million and $1.4 million related to other-than-temporary investment impairments for the years ended December 31, 2015, 2014 and 2013, respectively. These gains and losses are included as a component of Other income, net in the Consolidated Statement of Income.
The following table summarizes the fair value and gross unrealized losses of our investments by the length of time that the securities have been in a continuous loss position, at December 31, 2015 and 2014 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2015
Common Stock	$0.4	$0.1	$—	$—	$0.4	$0.1

December 31, 2014
Common Stock	$17.1	$1.3	$—	$—	$17.1	$1.3

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

During 2015 we consolidated the investments of an open-end fund in which we owned a controlling interest as a result of our seed capital investment. The seed capital investments of $50.7 million at December 31, 2015 are comprised primarily of equity securities as well as $10.8 million of cash collateral deposited with a broker for securities sold short.
We are a limited partner in various private equity funds. At December 31, 2015 and 2014, our carrying value of these private equity fund investments was approximately $117.2 million and $141.4 million, respectively. At December 31, 2015, we had future capital commitments related to these private equity fund investments of approximately $3.7 million. Additionally, we have other investments with a carrying value of $16.0 million and $14.6 million at December 31, 2015 and 2014, respectively.
In 2014, we received cash dividends of $33.2 million from a cost method investment in a privately-held company. Following receipt of the dividend, we sold our remaining interest in the privately-held company, resulting in pre-tax cash proceeds and a related gain of $103.6 million.
We record lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2015, 2014 and 2013, we recorded $0.2 million, $2.2 million and $0.6 million, respectively, of impairments on cost method investments related to adverse market conditions or poor performance of the underlying investment.
5. Unconsolidated Affiliates
Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	2015 Ownership Percentage	December 31, 2015	December 31, 2014
Unconsolidated affiliates:
International Financial Data Services (U.K. and L.P.)	50%	$199.5	$186.0
Boston Financial Data Services, Inc.	50%	82.9	77.6
Other unconsolidated affiliates		30.1	35.1
Total		$312.5	$298.7
IFDS U.K. and IFDS L.P., collectively referred to as “IFDS”, are joint ventures of the Company and State Street. IFDS U.K. provides processing for U.K. unit trusts and related products on a BPO, Remote and shared services basis. IFDS L.P., through its wholly-owned subsidiaries, provides shareowner accounting and recordkeeping to international markets, primarily Canada, Ireland and Luxembourg. In terms of operating revenues, IFDS was the fourth largest customer of the Financial Services Segment during the year ended December 31, 2015.
BFDS is a 50% owned corporate joint venture of the Company and State Street. BFDS combines the use of the Company’s shareholder recordkeeping services and customer communications capabilities with the marketing and custodial capabilities of State Street to provide BPO and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contribution plans using DST’s proprietary software. In terms of operating revenues, BFDS was the second largest customer of the Financial Services Segment during 2015, 2014 and 2013. During the year ended December 31, 2013, we received a $125.0 million dividend from BFDS which resulted in a reduction of the carrying value of our investment.
Our investments in other unconsolidated affiliates are primarily comprised of various joint ventures which own and lease real estate to our operating businesses as well as other third parties. One of these investments is a 50% ownership of Pershing Road Development Company, LLC, a limited special purpose real estate joint venture which leases approximately 1.1 million square feet of office space to the U.S. government. This investment has a zero carrying value at December 31, 2015 and 2014 as a result of losses incurred on an interest rate swap which is held by the joint venture.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Equity in earnings of unconsolidated affiliates, is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
International Financial Data Services (U.K. and L.P.)	$29.9	$19.1	$9.7
Boston Financial Data Services, Inc.	5.3	5.1	8.2
Other unconsolidated affiliates	10.6	11.2	5.1
Total	$45.8	$35.4	$23.0
Certain condensed financial information of our unconsolidated affiliates is presented below (in millions):

	Year Ended December 31,
Income Statement Data:	2015	2014	2013
Revenues	$1,225.7	$1,247.3	$1,053.4
Costs and expenses	1,132.7	1,188.2	1,008.1
Net income	93.0	59.1	45.3

	December 31,
Balance Sheet Data:	2015	2014
Current assets	$515.2	$426.5
Noncurrent assets	823.5	736.0
Current liabilities	313.0	234.3
Noncurrent liabilities	444.0	405.1
Partners’ and stockholders’ equity	581.7	523.1
The following tables summarize related party transactions and balances outstanding with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2015	2014	2013
Operating revenues from unconsolidated affiliates	$162.6	$166.6	$170.5
Amounts paid to unconsolidated affiliates for products, services and leases*	27.3	23.8	22.1
Distributions received from unconsolidated affiliates	16.3	12.6	137.3

	December 31,
	2015	2014
Advances to unconsolidated affiliates	$6.4	$8.5
Trade accounts receivable from unconsolidated affiliates	19.9	19.7
Total amounts receivable from unconsolidated affiliates	$26.3	$28.2

Amounts payable to unconsolidated affiliates*	$5.0	$3.8
_______________________________________________________________________

*	Excludes amounts owed under or paid on the BFDS installment loan. See additional discussion of installment loan within Note 9, Debt.
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2015 and 2014, we held certain investment assets and liabilities that are required to be measured at fair value on a recurring basis. These investment assets include money market funds, available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, has been classified as Level 1 in the tables below. In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.
The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$210.1	$210.1	$—	$—
Equity securities (2)	234.6	234.6	—	—
Seed capital investments (2)	50.7	50.7	—	—
Deferred compensation liabilities (3)	(15.1)	(15.1)	—	—
Securities sold short (3)	(10.7)	(10.7)	—	—
Derivative instruments (3)	(0.3)	—	(0.3)	—
Total	$469.3	$469.6	$(0.3)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$141.0	$141.0	$—	$—
Equity securities (2)	500.6	500.6	—	—
Deferred compensation liabilities (3)	(25.1)	(25.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$616.0	$616.5	$(0.5)	$—
_______________________________________________________________________

(1) Included in Cash and cash equivalents and Funds held on behalf of clients on our Consolidated Balance Sheet.
(2) Included in Investments on our Consolidated Balance Sheet.
(3) Included in Other liabilities on our Consolidated Balance Sheet.
At December 31, 2015 and 2014, we held approximately $6.1 million and $5.6 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the table above. The investments in pooled funds are included within the $133.2 million and $156.0 million of cost method, private equity and other investments at December 31, 2015 and 2014, respectively, disclosed within Note 4, Investments.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

7. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in millions):

	December 31,
	2015	2014
Land	$42.2	$58.1
Buildings	198.8	309.2
Technology equipment	229.1	208.3
Software	532.0	485.0
Furniture, fixtures and other equipment	446.7	450.6
Leasehold improvements	83.6	96.4
Construction-in-progress	19.1	31.8
	1,551.5	1,639.4
Less accumulated depreciation and amortization	1,230.2	1,235.8
Properties, net	$321.3	$403.6
In December 2014, we entered into a transaction under which Industrial Revenue Bonds (“IRBs”) are issued by a municipality to finance the purchase and/or construction of certain real and personal property. Pursuant to the terms of the IRBs, we transferred title of certain fixed assets to the municipality.  Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and sales tax exemption on the property financed with the proceeds of the IRBs. The municipality holds legal title to the bond financed assets and leases them to us subject to an option to purchase for nominal consideration, which we may exercise at any time.  We are the bondholder as well as the lessee of the property purchased with the IRBs proceeds. We record the property on our Consolidated Balance Sheet as all risks and benefits remain with us, along with a capital lease obligation to repay the proceeds of the IRBs. Moreover, as holder of the bonds, we have the right to offset the amounts due under the leases with the amounts due to us from the bonds. Accordingly, no net debt associated with the IRBs is reflected in our Consolidated Balance Sheet. Upon maturity or redemption of the bonds, which is within our sole control, title to the leased property reverts back to us. At December 31, 2015 and 2014, we held IRBs with an aggregate principal amount of $73.2 million and $19.0 million, respectively.
At both December 31, 2015 and 2014, there was approximately $11.8 million of assets under capital lease, net of accumulated depreciation of $10.7 million and $9.2 million, respectively, included in the above table. Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $105.5 million, $114.9 million and $127.3 million, respectively.
In October 2015, we completed the sale and leaseback of our four North American Customer Communications’ production facilities for pretax proceeds totaling approximately $129.0 million. A pretax gain of approximately $39.9 million on the combined sale transactions was deferred and will be amortized on a straight-line basis over the future lease terms. See Note 15, Commitments and Contingencies, for further details regarding our future obligations under the operating lease terms.
Included in software is $58.9 million of proprietary software acquired in business combinations. At December 31, 2015 and 2014, the net book value of this acquired software was $14.5 million and $17.9 million, respectively.
The following table summarizes software development costs for our proprietary systems and software products (in millions):

	Year Ended December 31,
	2015	2014	2013
Capitalized software development costs	$23.5	$28.8	$28.4
Amortization of capitalized software development costs	25.8	26.2	31.4
Non-capitalizable software development costs are included in costs and expenses and the amortization of capitalized software development costs are included in depreciation and amortization expense in the Consolidated Statement of Income.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

8. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes intangible assets (in millions):

	December 31, 2015		December 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$213.0	$70.5	$165.0	$57.8
Other	31.4	17.5	29.9	14.6
Total	$244.4	$88.0	$194.9	$72.4
Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $15.6 million, $14.9 million and $15.3 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2015 is estimated to be (in millions):

2016	$17.3
2017	17.1
2018	16.9
2019	16.2
2020	13.6
Thereafter	75.3
Total	$156.4
Goodwill
The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, by segment (in millions):

	December 31, 2014	Acquisitions	Impairments	Other	December 31, 2015
Financial Services	$234.4	$75.8	$—	$(7.1)	$303.1
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	25.3	—	—	(0.3)	25.0
Total	$414.7	$75.8	$—	$(7.4)	$483.1

	December 31, 2013	Acquisitions	Impairments	Other	December 31, 2014
Financial Services	$242.3	$—	$—	$(7.9)	$234.4
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	26.4	—	—	(1.1)	25.3
Total	$423.7	$—	$—	$(9.0)	$414.7
We test goodwill for impairment on an annual basis as of October 1 and at other times if a significant change in circumstances indicates it is more likely than not that the fair value of these assets has been reduced. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Our 2015 annual goodwill impairment test determined that the estimated fair value of each of our reporting units substantially exceeds the carrying value of the reporting units. In connection with the sale of Global Solutions on November 30, 2014, $7.4 million of the goodwill within the Financial Services segment was allocated to the business sold and therefore removed along with the other net assets of the business sold.
Due to the new segment reporting effective as of January 1, 2015, goodwill of approximately $6.7 million was reallocated from the Customer Communications segment to the Financial Services segment based on the relative fair values of the businesses transfered. Prior period amounts above have been revised to reflect the reallocated goodwill.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

9. Debt
The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2015	2014
Accounts receivable securitization program	$—	$120.0
Revolving credit facilities	226.1	44.3
Senior notes	330.0	370.0
Related party credit agreements	1.5	3.7
Other indebtedness	4.5	14.9
	562.1	552.9
Less current portion of debt	5.6	167.3
Long-term debt	$556.5	$385.6
Accounts receivable securitization program
We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank. The maximum amount that can be outstanding under this program is $150.0 million. In May 2015, we renewed our accounts receivable securitization program. The facility matures on May 2018, unless renewed.
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
We have continuing involvement with the transferred assets because we maintain servicing responsibilities for the accounts receivable assets included in the accounts receivable securitization program. Accounts receivable assets transferred from us to our wholly-owned, bankruptcy remote special purpose subsidiary contain restrictions because they are not available to satisfy the creditors of any other person, including DST or any of our subsidiaries or affiliates. Further, neither we nor the SPE guarantees collectibility of the receivables or the creditworthiness of obligors. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables continue to be recognized on the Consolidated Balance Sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. We believe increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.
There was no outstanding amount under the program at December 31, 2015. The outstanding amount under the program was$120.0 million at December 31, 2014. During the years ended December 31, 2015, 2014 and 2013 total proceeds from the accounts receivable securitization program were approximately $1,037.7 million, $1,024.7 million and $1,005.2 million, respectively, and total repayments were approximately $1,157.7 million, $1,054.7 million and $990.2 million, respectively, which comprise the net cash flow in the financing section of the Consolidated Statement of Cash Flows.
Aggregate transfers of undivided interests in the receivables from the SPE to the bank were $1,807.2 million and $1,758.3 million for the years ended December 31, 2015 and 2014, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program are included in interest expense on the Consolidated Statement of Income. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on LIBOR plus an applicable margin.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Revolving credit facilities
On October 1, 2014, we entered into a new syndicated credit facility (“Credit Facility”). The Credit Facility provides for a revolving unsecured line in an aggregate principal amount of up to $850.0 million. The interest rates applicable to loans under the Credit Facility are generally based on Eurodollar, Federal Funds or prime rates plus applicable margins as defined in the agreement. The Credit Facility contains grid schedules that adjust borrowing costs up or down based upon our consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.00% to 1.70% over Eurodollar and 0.00% to 0.70% over base rate, as defined. Additionally, we pay an annual facility fee of 0.125% to 0.30%. Among other provisions, the Credit Facility requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The Credit Facility also contains customary restrictive covenants and cross-default provisions. The maturity date for the Credit Facility is October 1, 2019. Amounts borrowed on the Credit Facility were $226.1 million and $44.3 million at December 31, 2015 and 2014, respectively.
We also maintain a margin credit facility with a regulated broker/dealer which is collateralized by the underlying marketable securities and have various other unsecured revolving lines of credit to support our consolidated subsidiaries’ operations that provide total borrowings of up to $30.0 million. Borrowings on these lines of credit are available at variable rates of interest based on the LIBOR or the bank’s Prime rate and mature during 2016. At December 31, 2015 and 2014, there were no borrowings under any of these lines of credit.
During the years ended December 31, 2015, 2014 and 2013, total proceeds from our revolving credit facilities were approximately $1,053.6 million, $929.8 million and $1,032.3 million, respectively, and total repayments were approximately $871.8 million, $895.9 million and $1,160.0 million respectively, which comprise the net cash flows presented within the financing section of the Consolidated Statement of Cash Flows.
Senior notes
During 2010, we issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the “Senior Notes”) pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). The Senior Notes are comprised of $40.0 million of 4.19% Series A Senior Notes due August 9, 2015, $105.0 million of 4.86% Series B Senior Notes due August 9, 2017, $65.0 million of 5.06% Series C Senior Notes due August 9, 2018 and $160.0 million of 5.42% Series D Senior Notes due August 9, 2020. We repaid the Series A Senior Notes at maturity during 2015.
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
Related party credit agreements
We acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan that is payable over five years and matures in September 2016. The amounts outstanding at December 31, 2015 and 2014 were $1.5 million and $3.7 million, respectively.
Other indebtedness
We have other indebtedness of $4.5 million and $14.9 million outstanding at December 31, 2015 and 2014, respectively, which is primarily comprised of debt assumed in a 2006 business acquisition and a secured promissory note payable. The debt assumed had outstanding balances at December 31, 2015 and 2014 of $3.4 million and $7.0 million, respectively, and is payable in monthly installments with a fixed interest rate of 5.6%. The maturity date of this indebtedness is September 2016. The secured promissory note payable was repaid and the related interest rate swap was terminated during 2015. At December 31, 2014, the outstanding balance under this note payable was $6.1 million.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Future principal payments of indebtedness at December 31, 2015 are as follows (in millions):

2016	$5.6
2017	105.4
2018	65.0
2019	226.1
2020	160.0
Thereafter	—
Total	$562.1
The weighted average interest rates on our short-term borrowings were 1.67% and 1.86% for the years ended December 31, 2015 and 2014, respectively. Based upon the borrowing rates currently available to us for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the Senior Notes, is considered to approximate fair value at December 31, 2015 and 2014. The estimated fair value of the Senior Notes was derived principally from quoted prices (level 2 in the fair value hierarchy).
The carrying and fair value of the Senior Notes were as follows (in millions):

	December 31,
	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes—Series A	$—	$—	$40.0	$40.5
Senior notes—Series B	105.0	108.5	105.0	110.5
Senior notes—Series C	65.0	68.2	65.0	69.3
Senior notes—Series D	160.0	172.8	160.0	174.7
Total	$330.0	$349.5	$370.0	$395.0

10. Hedging Transactions and Derivative Financial Instruments
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
We determine the fair values of our derivatives based on quoted market prices that are directly or indirectly observable as further described within Note 6, Fair Value Measurements. The fair value of our derivative instruments is reflected on a gross, rather than net, basis and is not significant to the consolidated financial statements as of December 31, 2015 or 2014.
Cash flow hedging strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and are reclassified into the line item in the Consolidated Statement of Income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The length of time for which we hedge our exposure to future cash flows is typically one to two years.
We have entered into a foreign currency cash flow hedging program to reduce the risk that our net cash outflows from intercompany purchases of services from our international subsidiaries could be adversely affected by fluctuations in foreign currency exchange rates. We entered into forward foreign currency contracts (Thai baht) to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $13.5 million and $14.0 million as of December 31, 2015 and 2014, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

We monitor the mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. We have entered into interest rate swap agreements and have designated these instruments as part of our interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on our future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for our interest rate cash flow hedging program was $6.1 million as of December 31, 2014. There were none at December 31, 2015.
The pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings was not significant during the years ended December 31, 2015, 2014, and 2013. There were no gains or losses recognized into income as a result of hedge ineffectiveness during the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015, we estimate that amounts to be reclassified into earnings during the next 12 months are $0.2 million.
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
We use foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans denominated in nonfunctional currencies, primarily the British pound and Australian dollar. The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which settle on the last day of each month. As a result, there are minimal unrealized gains or losses at the end of the period related to these contracts. The total notional values of derivatives related to our foreign currency economic hedges were $125.4 million and $85.1 million as of December 31, 2015 and 2014, respectively.
11. Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.
The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2015	2014	2013
U.S.	$506.3	$656.7	$516.3
International	25.5	135.0	28.6
Total	$531.8	$791.7	$544.9
Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$167.2	$212.0	$154.6
State and local	14.1	(22.7)	32.8
International	10.5	6.7	15.8
Total current	191.8	196.0	203.2
Deferred
Federal	(14.4)	6.8	(6.0)
State and local	—	(1.6)	(0.6)
International	(3.7)	(2.8)	(4.3)
Total deferred	(18.1)	2.4	(10.9)
Total provision for income taxes	$173.7	$198.4	$192.3

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Following are the reconciliations of our effective income tax rates and the U.S. federal income tax statutory rate (in millions):

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes using the statutory rate in effect	$186.2	$277.2	$190.5
Tax effect of:
State and local income taxes, net	5.7	9.3	6.1
International income taxes, net	(3.1)	(3.3)	2.4
Gain on sale of DST Global Solutions Ltd.	—	(33.6)	—
Earnings of U.S. unconsolidated affiliates	(1.5)	(1.4)	(2.3)
Valuation allowance (reversal), net	—	(0.8)	(1.7)
Tax credits	(7.7)	(7.9)	(4.9)
Uncertain tax positions (reversal), net	(7.1)	(30.3)	15.9
Dividend received deduction	(1.2)	(2.6)	(2.5)
Domestic production activities deduction	(0.1)	(3.1)	(17.3)
Repatriation	1.9	0.7	7.5
Gain on share repurchase	—	(6.3)	—
Other	0.6	0.5	(1.4)
Total provision for income taxes	$173.7	$198.4	$192.3
Effective tax rate	32.7%	25.1%	35.3%
Statutory federal tax rate	35.0%	35.0%	35.0%
The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2015	2014
Liabilities:
Deferred cancellation of debt income	$(55.4)	$(73.7)
Investments in available-for-sale securities	(54.8)	(138.9)
Unconsolidated affiliates and investments	(9.7)	—
Accumulated depreciation and amortization	(40.9)	(33.0)
Prepaid expenses	(8.1)	(8.4)
Total deferred tax liabilities	(168.9)	(254.0)
Assets:
Deferred compensation and other employee benefits	36.4	38.7
Net operating loss	14.9	10.0
Accrued liabilities	30.8	30.7
Unconsolidated affiliates and investments	—	2.5
Other	3.0	2.3
Total deferred tax assets	85.1	84.2
Valuation allowance	(15.7)	(20.8)
Net deferred tax liability	$(99.5)	$(190.6)
We have approximately $17.3 million of federal net operating losses as of December 31, 2015 as a result of current year business combinations. These net operating losses begin to expire in 2022 and are available to reduce future income taxes. Since these net operating losses were generated by an entity prior to its acquisition by DST, our utilization is subject to certain limitations imposed by the Internal Revenue Code. We do not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration. We have approximately $55.2 million of state net operating losses as of December 31, 2015. These net operating losses begin to expire in 2023.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

We have approximately $7.5 million and $22.2 million of net operating loss carryforwards as of December 31, 2015 in Canada and the U.K., respectively. The Canada carryforwards begin to expire in 2028. The U.K. carryforwards do not expire but their utilization may be limited to offset only income with certain characteristics. A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, we also anticipate that limitations may result in the benefit of these amounts not being realized and have established corresponding valuation allowances as of December 31, 2015 and 2014 of $15.7 million and $20.8 million, respectively.
We provide deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2015, the cumulative amount of such unremitted earnings was $83.5 million. These amounts would become taxable to us if distributed by the affiliates as dividends, in which case we would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded our tax basis. Deferred taxes provided on unremitted earnings through December 31, 2015 and 2014 were $6.0 million and $5.6 million, respectively.
We record U.S. tax on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. During fourth quarter 2013, we assessed the forecasted cash needs and the overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. As a result, during 2013 we made distributions from and/or reversed our permanently reinvested assertions with respect to our Thailand, Mauritius and South Africa subsidiaries, as well as issued a one-time dividend from one of our Canadian subsidiaries. These 2013 distributions resulted in incremental U.S. tax of $7.5 million. Distributions in 2014 and 2015 resulted in incremental taxes of $0.7 million and $1.9 million, respectively. We recorded approximately $2.7 million and $2.5 million of related income tax liability, net of credits, on unremitted earnings in 2015 and 2014, respectively.
We intend to indefinitely reinvest the earnings in the businesses of our other foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, we may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the U.S., the tax laws in effect at that time, as well as the ability of the Company to claim foreign tax credits, it is not practicable for us to determine the income tax we would incur, if any, if such earnings were distributed. As of December 31, 2015, accumulated undistributed earnings considered permanently reinvested were $31.4 million.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$69.8	$102.2	$101.2
Additions based on tax positions related to the current year	9.0	15.1	14.6
Additions for tax positions of prior years	2.2	0.9	5.2
Reductions for tax positions of prior years	(19.5)	(17.6)	(17.3)
Settlements	(0.4)	—	(0.9)
Statute expirations	(0.8)	(30.8)	(0.6)
Balance at end of year	$60.3	$69.8	$102.2
Included in the net unrecognized tax benefit at December 31, 2015, 2014 and 2013 were $42.0 million, $51.8 million and $74.7 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. The liability for interest and penalties associated with unrecognized tax benefits increased $2.1 million during the year ended December 31, 2015 to $11.5 million. The liability for interest and penalties decreased $7.4 million during the year ended December 31, 2014.
Although it is difficult to predict when all uncertain tax positions will reverse due to the unknown timing of the completion of examination periods, it is possible that aggregate income tax amounts of approximately $19.0 million to $21.0 million may reverse during 2016.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An Internal Revenue Service (“IRS”) examination for the tax years ended December 31, 2008 and 2009 was completed in April 2013. An IRS examination for the tax year ended December 31, 2010 was completed in September 2015. Federal tax years 2011 through 2015 are subject to examination while various years from 1999 through 2015 are under or are subject to various state, local, and foreign income tax examinations by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.
During 2013, the IRS completed its examination of the previously filed federal income tax refund claims for Domestic Manufacturing Deductions and research and experimentation credits for the periods 2006 through 2009. As a result, during 2013 we recognized income tax benefits of $16.1 million, resulting from the reversal of previously reserved tax positions related to these matters as well as other remeasurements during the period.
During 2015, the IRS completed its examination of the previously filed federal income tax refund claims for Domestic Manufacturing Deductions, research and experimentation credits and capital losses for the period 2010. As a result, during 2015 we recognized income tax benefits of $11.9 million, resulting from the reversal of previously reserved tax positions related to these matters as well as other remeasurements during the period.
12. Equity
Earnings per share
The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to DST Systems, Inc.	$358.2	$593.3	$352.6

Weighted average common shares outstanding	36.0	40.0	43.2
Incremental shares from restricted stock units, stock options and convertible debentures	0.4	0.5	0.9
Weighted average diluted shares outstanding	36.4	40.5	44.1

Basic earnings per share	$9.95	$14.82	$8.15
Diluted earnings per share	$9.83	$14.66	$8.00
We had approximately 34.3 million and 37.6 million shares outstanding at December 31, 2015 and 2014, respectively. There were no shares from options to purchase common stock excluded from the diluted earnings per share calculation because they were anti-dilutive for the years ended December 31, 2015 and 2014.
We have authorized 10.0 million shares of preferred stock, of which no shares are currently issued or outstanding.
Other comprehensive income (loss)
Accumulated other comprehensive income (“AOCI”) balances, net of tax consist of the following (in millions):

	Unrealized Gains on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$300.8	$(0.5)	$7.9	$308.2
Net current period other comprehensive income (loss)	(93.6)	0.2	(27.9)	(121.3)
Balance, December 31, 2014	207.2	(0.3)	(20.0)	186.9
Net current period other comprehensive income (loss)	(123.2)	0.2	(22.0)	(145.0)
Balance, December 31, 2015	$84.0	$(0.1)	$(42.0)	$41.9

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Additions to and reclassifications out of AOCI attributable to the Company (in millions):

	Year Ended December 31,
	2015		2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	$(35.6)	$(21.8)	$28.1	$15.7	$267.6	$164.1
Reclassification of gains into net earnings on available-for-sale securities (1)	(163.5)	(101.4)	(179.1)	(109.3)	(191.6)	(117.0)
Net change in available-for-sale securities	(199.1)	(123.2)	(151.0)	(93.6)	76.0	47.1
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	0.4	0.4	0.2	0.1	(1.2)	(1.0)
Reclassification of losses (gains) into net earnings on foreign currency cash flow hedges (2)	(0.5)	(0.3)	0.2	0.1	0.4	0.4
Reclassification of losses into net earnings on interest rate cash flow hedges (3)	0.2	0.1	0.1	—	2.5	1.5
Net change in cash flow hedges	0.1	0.2	0.5	0.2	1.7	0.9
Cumulative translation adjustments:
Reclassification into net earnings upon liquidation of foreign entities (4)	—	—	(41.9)	(41.9)	—	—
Current period translation adjustments	(22.0)	(22.0)	14.0	14.0	3.4	3.4
Net cumulative translation adjustments	(22.0)	(22.0)	(27.9)	(27.9)	3.4	3.4
Total other comprehensive income (loss)	$(221.0)	$(145.0)	$(178.4)	$(121.3)	$81.1	$51.4
_______________________________________________________________________

(1) Realized (gains)/losses on available-for-sale securities are recognized in Other income, net.
(2) Reclassification to net earnings of derivatives qualifying as effective foreign currency cash flow hedges are recognized in Costs and expenses.
(3) Reclassification to net earnings of derivatives qualifying as effective interest rate cash flow hedges are recognized in Interest expense.
(4) Reclassification upon liquidation of foreign entities are recognized in Gain on sale of business.
One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $44.7 million, $50.2 million and $45.5 million at December 31, 2015, 2014 and 2013, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap. Our 50% proportionate share of this interest rate swap liability was $22.4 million, $25.1 million and $22.8 million at December 31, 2015, 2014 and 2013, respectively. We record in investments and AOCI our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both December 31, 2015 and 2014, no interest rate swap liability or change in AOCI was recorded.
Stock repurchases and retirements
During January 2015, we spent $50.0 million to purchase 0.5 million shares which completed an existing share repurchase plan authorized in 2014. On January 28, 2015, our Board of Directors authorized a new $250.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market and private transactions, and on July 29, 2015, our Board of Directors authorized an additional $250.0 million of share repurchases, which is incremental to the existing plan. We repurchased an additional 3.1 million shares of our common stock for $350.0 million during the year ended December 31, 2015, resulting in approximately $150.0 million remaining under our existing share repurchase plan authorized in 2015. Under previous share repurchase plans, we expended $200.0 million for approximately 2.2 million shares and $252.6 million for approximately 3.4 million shares during the years ended December 31, 2014 and 2013, respectively.
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

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

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
Shares received in exchange for tax withholding obligations and payment of the exercise price arising from the exercise of options to purchase our stock or from the vesting of equity awards are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amounts of such share withholdings and exchanges were $5.3 million, $6.4 million and $23.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We had 15.7 million and 12.4 million shares of common stock held in treasury at December 31, 2015 and 2014, respectively.
Dividends
In 2015, 2014 and 2013, we paid cash dividends per common share of $1.20, $1.20, and $1.20, respectively. The total dividends paid for the years ended December 31, 2015, 2014 and 2013 were $44.4 million, $48.3 million and $52.6 million, respectively. The cash paid for dividends in 2015, 2014 and 2013 was $43.1 million, $47.6 million, $51.8 million, respectively. The remaining amount of the dividends represent dividend equivalent shares of restricted stock units in lieu of the cash dividend.
On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.33 per share on our common stock, payable on March 15, 2016, to shareholders of record at the close of business on March 2, 2016.
Share-based compensation
The DST Systems, Inc. 2015 Equity and Incentive Plan (the “Employee Plan”) became effective on May 12, 2015. The Employee Plan amends, restates, and renames the DST Systems, Inc. 2005 Equity Incentive Plan in order to, among other things, combine (for all future grants) the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan (the “Directors’ Plan”) with the Employee Plan. The term of the Employee Plan, subject to the right of the Board of Directors to amend or terminate the Employee Plan at any time, is from May 12, 2015 until the earlier of May 11, 2025 or the date on which all shares subject to the Employee Plan have been delivered and the restrictions on all awards granted under the plan have lapsed, according to the Plan’s provisions. All awards granted pursuant to the Directors’ Plan before May 9, 2015 remain subject to the terms and conditions of the Directors’ Plan. We have outstanding share awards (primarily in the form of stock options and restricted stock) under each of the plans. The Employee Plan has been approved by our Board of Directors and shareholders.
The number of shares of common stock reserved for delivery under the Employee Plan, subject to certain limitations and adjustments, is the sum of (a) 2.6 million shares, plus (b) any shares required to satisfy substitute awards, as defined by the Employee Plan.  If any shares subject to an award granted after May 12, 2015 are forfeited or such awards terminate or lapse without the delivery of such shares, those shares shall become available for grant under the Employee Plan. As of December 31, 2015, approximately 2.5 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of our common stock for the grant of awards to employees, consultants and non-employee directors of the Company, its consolidated subsidiaries, and its unconsolidated affiliates and joint ventures. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, performance units, restricted stock, restricted stock units, annual incentive awards, service awards and substitute awards (each as defined in the plan).
Options under the Employee Plan vest and generally become fully exercisable over three years of continued employment, depending upon the grant type. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted or canceled during 2015, 2014 or 2013. All outstanding options were fully vested at December 31, 2015. The total aggregate intrinsic values of options exercised for all plans during the years ended December 31, 2015, 2014 and 2013 were $15.4 million, $13.1 million and $20.7 million, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity is presented in the table below (shares in millions):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	0.7	$45.78
Exercised	(0.3)	45.98		$15.4
Outstanding at December 31, 2015	0.4	45.67	5.0
Exercisable at December 31, 2015	0.4	$45.67	5.0
Grants of restricted stock may consist of restricted stock awards (“RSAs”) or restricted stock units (“RSUs”). Grants of restricted stock are valued at the date of grant based on the value of DST’s common stock and are expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the transferability of the restricted stock, holders of RSAs have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.
Included in the non-vested shares of outstanding restricted stock at December 31, 2015 are approximately 0.3 million of restricted stock that contain service features and 0.6 million that contain performance features. Management judgment is required to estimate amortization expense during the service period associated with awards containing performance features.
A summary of the status of nonvested restricted stock as of December 31, 2015, and changes during the year is presented in the table below (shares in millions):

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	0.7	$80.28
Granted	0.4	108.84
Vested	(0.1)	82.53
Forfeited	(0.1)	92.88
Non-vested at December 31, 2015	0.9	$91.32
The fair value of restricted stock which vested during the years ended December 31, 2015, 2014 and 2013 was $9.6 million, $9.7 million and $31.5 million, respectively.
At December 31, 2015, we had $39.3 million of total unrecognized compensation expense (included in Additional paid-in capital on the Consolidated Balance Sheet) related to share-based compensation arrangements, net of estimated forfeitures. Based on awards currently outstanding, we estimate that compensation expense attributable to the restricted stock grants will be approximately $15.9 million for 2016, $6.4 million for 2017, and $1.2 million in 2018. Future compensation expense is not projected on approximately $15.8 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.
The Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013 reflects share-based compensation expense of $27.9 million, $21.0 million and $16.9 million, respectively. The total tax benefits recognized in earnings from share-based compensation arrangements for the years ended December 31, 2015, 2014 and 2013, were approximately $10.9 million, $8.2 million and $6.6 million, respectively. Excess tax benefits of $5.6 million, $6.1 million and $11.4 million were classified as financing cash inflows during the years ended December 31, 2015, 2014 and 2013, respectively. Cash proceeds from options exercised for the years ended December 31, 2015, 2014 and 2013 were $11.8 million, $13.0 million and $30.6 million, respectively. We generally issue shares out of treasury to satisfy stock option exercises.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Stock purchase plans
The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”), which provided employees the right to purchase Company shares at a discount, was suspended effective January 1, 2006.
Redeemable non-controlling interest
There is a non-controlling investor group which owned approximately 37% of an open-end fund which we have consolidated as of December 31, 2015 as a result of our seed capital investment during 2015. The amount included on the Consolidated Balance Sheet at December 31, 2015 associated with the redeemable non-controlling interest was $15.1 million. During the year ended December 31, 2015, the net loss attributable to the non-controlling interest was $0.1 million.
13. Benefit Plans
We sponsor defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expenses under these plans totaled $44.3 million, $44.4 million and $42.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We have active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $25.0 million and $30.2 million at December 31, 2015 and 2014, respectively. Changes in the liability are recorded as adjustments to compensation expense. The underlying investments, which are classified as trading securities, are recorded at fair market value with changes recorded as adjustments to other income, net.
14. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash payments:
Interest paid during the year	$24.3	$25.2	$33.4
Income taxes paid during the year	217.4	205.4	203.4
Non cash investing and financing activities:
Changes in accrued capital expenditures	4.6	1.9	4.3
Gain on contract to repurchase common stock	—	18.1	—
Equipment acquired with debt	—	—	2.5
Charitable contribution of marketable securities	—	0.5	—
Deposits with broker for securities sold short	10.8	—	—
Securities sold short	10.7	—	—

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

15. Commitments and Contingencies
The following table sets forth our contractual cash obligations including debt obligations, minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2016	$5.6	$32.2	$53.6	$25.5	$116.9
2017	105.4	28.7	46.7	9.1	189.9
2018	65.0	26.4	4.7	4.6	100.7
2019	226.1	23.6	3.8	4.5	258.0
2020	160.0	20.5	0.1	0.4	181.0
Thereafter	—	113.2	—	0.7	113.9
Total	$562.1	$244.6	$108.9	$44.8	$960.4
Debt includes the accounts receivable securitization program, Senior Notes, revolving credit facilities, related party promissory notes and other indebtedness described in Note 9, Debt . We also have letters of credit of $10.7 million and $9.6 million outstanding for December 31, 2015 and 2014, respectively. Letters of credit are provided by our debt facility.
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
The U.S. and Canadian production facilities’ leases entered into as a result of the sale and leaseback of our North American Communications’ production facilities in October 2015 provide for initial terms of 14 years and 12.5 years, respectively, and further provide the Company with options to extend the lease terms for two consecutive five year terms at then fair market rents. The total rent payments for year one will be approximately $9.0 million and include 2% annual rent escalations, resulting in approximately $10.3 million of annual rent expense.
The following rental costs were incurred (in millions):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$33.6	$39.4	$41.0
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	6.8	11.4	11.4
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
Other contractual commitments
In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At December 31, 2015, except for certain immaterial items, there were no liabilities for

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.
16. Segment and Geographic Information
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
As mentioned in Note 1, Description of Business, beginning in 2015, we modified our reportable segment presentation to reflect changes in how our chief operating decision maker (“CODM”) now operates the business and make resource allocations. Due to modifications in how we manage our business, certain operations, including the electronic presentment services for our financial services customers and our retirement plan participant communications and enrollment materials services, are now presented in the Financial Services segment rather than the Customer Communications segment. Additionally, real estate utilized principally by our business operations has been reclassified from our Investments and Other segment to the respective segment that utilizes the property. Real estate primarily occupied by third parties or unoccupied remains within Investments and Other segment under the revised presentation. Prior periods have been revised to reflect the new reportable segments.
We evaluate the performance of our segments based on income before interest expense, income taxes, and non-controlling interest. Intersegment revenues are reflected at rates prescribed by us and may not be reflective of market rates.
Summarized financial information concerning our segments is shown in the following tables (in millions):

	Year Ended December 31, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,034.0	$376.4	$599.5	$3.1	$—	$2,013.0
Intersegment operating revenues	58.7	—	27.5	—	(86.2)	—
Out-of-pocket reimbursements	70.4	8.2	746.5	—	(13.0)	812.1
Total revenues	1,163.1	384.6	1,373.5	3.1	(99.2)	2,825.1
Costs and expenses	902.5	321.3	1,274.6	(1.7)	(99.2)	2,397.5
Depreciation and amortization	72.0	18.6	30.5	0.9	—	122.0
Income from operations	188.6	44.7	68.4	3.9	—	305.6
Other income (loss), net	(2.2)	(0.1)	0.1	206.7	—	204.5
Equity in earnings of unconsolidated affiliates	35.3	0.3	0.4	9.8	—	45.8
Earnings before interest, income taxes and non-controlling interest	$221.7	$44.9	$68.9	$220.4	$—	$555.9

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2014
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,063.4	$382.2	$589.3	$7.1	$—	$2,042.0
Intersegment operating revenues	54.1	—	26.9	0.5	(81.5)	—
Out-of-pocket reimbursements	60.5	6.8	652.2	0.2	(12.4)	707.3
Total revenues	1,178.0	389.0	1,268.4	7.8	(93.9)	2,749.3
Costs and expenses	903.9	308.5	1,184.8	6.1	(93.9)	2,309.4
Depreciation and amortization	72.4	19.5	37.8	1.3	—	131.0
Income from operations	201.7	61.0	45.8	0.4	—	308.9
Gain on sale of business	100.5	—	—	—	—	100.5
Other income, net	19.5	0.1	0.4	353.5	—	373.5
Equity in earnings of unconsolidated affiliates	29.8	0.5	0.7	4.4	—	35.4
Earnings before interest, income taxes and non-controlling interest	$351.5	$61.6	$46.9	$358.3	$—	$818.3

	Year Ended December 31, 2013
	Financial Services	Healthcare Services	Customer Communications	Investments/ Other	Elimination Adjustments	Consolidated Total
Operating revenues	$1,015.7	$333.3	$602.7	$8.9	$—	$1,960.6
Intersegment operating revenues	47.6	—	22.4	1.0	(71.0)	—
Out-of-pocket reimbursements	51.3	6.2	648.5	0.1	(8.1)	698.0
Total revenues	1,114.6	339.5	1,273.6	10.0	(79.1)	2,658.6
Costs and expenses	820.8	270.5	1,188.6	1.3	(79.1)	2,202.1
Depreciation and amortization	69.1	19.3	44.1	10.8	—	143.3
Income (loss) from operations	224.7	49.7	40.9	(2.1)	—	313.2
Other income, net	3.3	0.3	0.2	239.4	—	243.2
Equity in earnings of unconsolidated affiliates	16.8	0.4	0.3	5.5	—	23.0
Earnings before interest, income taxes and non-controlling interest	$244.8	$50.4	$41.4	$242.8	$—	$579.4
Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $24.1 million, $26.6 million and $34.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, are equal to income before income taxes and non-controlling interest on a consolidated basis for the corresponding year.
Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues:(1)
U.S.	$2,419.3	$2,266.4	$2,193.1
International
U.K.	312.1	321.6	272.1
Canada	52.9	64.9	67.0
Australia	20.6	58.5	78.1
Others	20.2	37.9	48.3
Total international	405.8	482.9	465.5
Total revenues	$2,825.1	$2,749.3	$2,658.6
_______________________________________________________________________

(1)	Revenues are attributed to countries based on location of the client.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2015	2014
Financial Services	$1,646.1	$1,428.2
Healthcare Services	405.3	391.3
Customer Communications	261.5	384.0
Investments and Other	502.7	741.9
Elimination Adjustments	(2.4)	(2.5)
Total assets	$2,813.2	$2,942.9
Information concerning the long-lived assets (properties and other non-current assets) of principal geographic areas is as follows (in millions):

	December 31,
	2015	2014
Long-lived assets:
U.S.	$313.7	$370.8
International
U.K.	60.3	71.1
Canada	8.8	31.2
Australia	2.6	3.9
Others	1.8	1.5
Total international	73.5	107.7
Total long-lived assets	$387.2	$478.5

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Data (Unaudited)
(in millions, except per share amounts):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$495.7	$500.4	$502.6	$514.3	$2,013.0
Out-of-pocket reimbursements	206.6	194.1	202.4	209.0	812.1
Total revenues	702.3	694.5	705.0	723.3	2,825.1
Costs and expenses	593.8	595.6	598.2	609.9	2,397.5
Depreciation and amortization	29.4	29.8	31.1	31.7	122.0
Income from operations	79.1	69.1	75.7	81.7	305.6
Interest expense	(6.1)	(6.1)	(5.9)	(6.0)	(24.1)
Other income, net	83.3	92.3	14.4	14.5	204.5
Equity in earnings of unconsolidated affiliates	14.9	12.8	11.8	6.3	45.8
Income before income taxes and non-controlling interest	171.2	168.1	96.0	96.5	531.8
Income taxes	63.4	60.6	20.9	28.8	173.7
Net income	107.8	107.5	75.1	67.7	358.1
Net loss attributable to non-controlling interest	—	—	—	0.1	0.1
Net income attributable to DST Systems, Inc.	$107.8	$107.5	$75.1	$67.8	$358.2

Weighted average common shares outstanding	37.2	36.6	35.7	34.5	36.0
Weighted average diluted shares outstanding	37.6	37.0	36.2	35.0	36.4
Basic earnings per share	$2.90	$2.94	$2.10	$1.96	$9.95	(1)
Diluted earnings per share	$2.87	$2.91	$2.08	$1.94	$9.83	(1)
Cash dividends per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20
________________________________________________________________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$505.2	$509.6	$510.5	$516.7	$2,042.0
Out-of-pocket reimbursements	178.6	169.9	169.0	189.8	707.3
Total revenues	683.8	679.5	679.5	706.5	2,749.3
Costs and expenses	583.7	576.1	563.3	586.3	2,309.4
Depreciation and amortization	32.0	32.1	33.4	33.5	131.0
Income from operations	68.1	71.3	82.8	86.7	308.9
Interest expense	(6.6)	(7.0)	(6.4)	(6.6)	(26.6)
Gain on sale of business	—	—	—	100.5	100.5
Other income, net	93.6	131.2	57.5	91.2	373.5
Equity in earnings of unconsolidated affiliates	5.4	9.6	10.2	10.2	35.4
Income before income taxes and non-controlling interest	160.5	205.1	144.1	282.0	791.7
Income taxes	60.1	67.3	44.1	26.9	198.4
Net income	100.4	137.8	100.0	255.1	593.3
Net loss attributable to non-controlling interest	—	—	—	—	—
Net income attributable to DST Systems, Inc.	$100.4	$137.8	$100.0	$255.1	$593.3

Weighted average common shares outstanding	42.0	40.9	39.5	37.9	40.0
Weighted average diluted shares outstanding	42.4	41.2	39.8	38.4	40.5
Basic earnings per share	$2.39	$3.37	$2.53	$6.72	$14.82	(1)
Diluted earnings per share	$2.37	$3.34	$2.51	$6.65	$14.66	(1)
Cash dividends per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20
_______________________________________________________________________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of quarterly earnings per share may not equal the total computed for the year.

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
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B.    Other Information
None.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information set forth under the captions “Board of Directors,”  and “Beneficial Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders (“Definitive Proxy Statement”).  Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.
We have adopted the Code of Business Conduct, which applies to all of our directors, officers and employees. The Code of Business Conduct  is publicly available on our website at www.dstsystems.com. If we make any amendment to our Code of Business Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.
Item 11.        Executive Compensation
The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Non-Employee Director Compensation,” “Committee Reports - Compensation Committee Report” and “Compensation Committee Matters” in the Definitive Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in response to Item 403 (a) and (b) of Regulation S-K under the heading “Beneficial Ownership” in our Definitive Proxy Statement is hereby incorporated herein by reference.
The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.
The following table provides information as of December 31, 2015 about DST stock that may be issued under the 2005 Equity Incentive Plan and the Employee Plan upon the exercise of options, warrants and rights, as well as other year-end information about our equity compensation plans.
Equity Compensation Plan Information

	A		B	C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2015(#)		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)	Number of securities remaining available for issuance as of December 31, 2015 under equity compensation plans (excluding securities reflected in column A)(#)
Equity compensation plans approved by stockholders	1,343,634	(1)	$14.31	2,540,964	(2)
DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	None		None	589,844	(3)
Equity compensation plans not approved by stockholders	None		None	None
_______________________________________________________________________

(1)
This column includes securities that have been granted and may be issued at a future date in connection with stock option grants, restricted stock units, and performance stock units under the 2005 Equity Incentive Plan and the Employee Plan. 1,306,143 shares were granted prior to May 2015 under the 2005 Equity Incentive Plan and 37,491 shares were granted under the Employee Plan which was adopted and effective May 12, 2015. Column A does not include:

•
Service awards of DST stock that were earned under the Employee Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments) during the year ended December 31, 2015 is 14,645. The average grant date fair value of those shares granted as service awards during 2015 was $109.41.

(2)
These are the shares available for issuance in connection with the granting of annual incentive awards, stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units, performance stock units, deferred stock, dividend equivalents, service awards, substitute awards, or any other right, interest or option relating to shares of DST stock granted pursuant to the Employee Plan.

(3)
The ESPP was suspended beginning for plan year 2006 and no shares have been issued for the 2006 through 2015 plan years. The suspension will continue until otherwise determined by the Committee. The number shown is the number available for issuance should the Committee lift the suspension.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Board of Directors - Director Independence” in our Definitive Proxy Statement.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Definitive Proxy Statement.

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
The consolidated financial statements consist of the following:
1.Consolidated Balance Sheet as of December 31, 2015 and 2014;
2.Consolidated Statement of Income for the three years ended December 31, 2015;
3.Consolidated Statement of Comprehensive Income for the three years ended December 31, 2015;
4.Consolidated Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2015;
5.Consolidated Statement of Cash Flows for the three years ended December 31, 2015;
6.Notes to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules
All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	List of Exhibits

This exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST SYSTEMS, INC.
By:	/s/ STEPHEN C. HOOLEY
Stephen C. Hooley Chairman, Chief Executive Officer, and President
Dated: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2016.

/s/ JOSEPH C. ANTONELLIS	/s/ CHARLES E. HALDEMAN, JR.
Joseph C. Antonellis Director	Charles E. Haldeman, Jr. Director

/s/ JEROME H. BAILEY	/s/ SAMUEL G. LISS
Jerome H. Bailey Director	Samuel G. Liss Director

/s/ LYNN DORSEY BLEIL	/s/ STEPHEN C. HOOLEY
Lynn Dorsey Bleil Director	Stephen C. Hooley Chairman, Chief Executive Officer, and President (Principal Executive Officer)

/s/ LOWELL L. BRYAN	/s/ GREGG WM. GIVENS
Lowell L. Bryan Director	Gregg Wm. Givens Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ GARY D. FORSEE	/s/ DOUGLAS W. FLEMING
Gary D. Forsee Director	Douglas W. Fleming Vice President, Chief Accounting Officer (Principal Accounting Officer)

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2015
Exhibit Index

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement of Limited Partnership for International Financial Data Services Limited Partnership, effective as of January 31, 2001, by and among the Company, State Street Corporation, and entities related to the Company and State Street Corporation	10-K	1-14036	2.1	2/28/2011

2.2	Agreement, dated as of December 23, 1992 by and among State Street Boston Corporation, DST Systems International B.V., and Clarke & Tilley Limited (currently, International Financial Data Services Limited) Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended	10-K	1-14036	2.2	2/28/2011

2.3	Share Transfer Restriction and Option Agreement, dated as of December 23, 1992, by and among the Company, State Street Boston Corporation, and Clarke & Tilley Limited (currently, International Financial Data Services Limited	10-K	1-14036	2.3	2/28/2011

2.4	Merger Agreement, dated as of July 19, 2011, by and among DST Systems, Inc., Kettle Holdings, Inc., ALPS Holdings, Inc. and LM ALPS SR LLC, on behalf of the Company Stockholders and Participating Optionholders	8-K	1-14036	2.1	7/21/2011

(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	1-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated, May 12, 2015	8-K	1-14036	3.4	5/14/2015

(4) Instruments defining the rights of security holders, including indentures
4.1	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1		1-14036

4.2	Article I, Sections 1, 2, 3, 4 and 11 of Article II, Article V, Article VIII, Article IX, and Article X of Exhibit 3.2		1-14036

4.3	Note Purchase Agreement, dated August 9, 2010, by and among the Company and the Purchasers named therein, and the forms of the Series A Notes, Series B Notes, Series C Notes and Series D Notes.	8-K		4.1	8/11/2010
The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(10) Material Contracts
10.1	Amended and Restated Joint Venture Agreement, effective October 31, 2006, between State Street Corporations and DST. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended	10-Q	1-14036	10.1	11/9/2006

10.2	Consent under Note Purchase Agreement, by and among the Company and Purchasers named therein, dated April 17, 2014	8-K	1-14036	10.2	4/23/2014

10.3.1	The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of October 1, 2014 (“Syndicated Agreement”)	8-K	1-14036	10.1	10/2/2014

10.3.2	First Amendment, dated June 5, 2015 to the Syndicated Credit Agreement	10-Q	1-14036	10.4	8/4/2015

10.4	Agreement, by and among the Company and the Argyros Group, dated January 22, 2013	8-K	1-14036	99.2	1/23/2013

10.5	Agreement, by and among the Company and the Argyros Group, dated March 23, 2014	8-K	1-14036	99.2	3/24/2014

10.6	Stock Repurchase and Offering Agreement, between the Company and the Argyros Group dated May 5, 2014	8-K	1-14036	99.1	5/5/2014

10.7	Governance and Standstill Agreement, between the Company and the Argyros Group dated May 5, 2014	8-K	1-14036	99.2	5/5/2014

10.8	Registration Rights Agreement, between the Company and the Argyros Group dated May 5, 2014	8-K	1-14036	99.3	5/5/2014

10.9	Amended and Restated Receivables Purchase Agreement, dated May 15, 2014, among Fountain City Finance, the Company, certain Subsidiary Originators and Wells Fargo Bank, National Association	8-K	1-14036	10.1	5/21/2014

10.10.1	Originator Purchase Agreement, dated May 21, 2009, among the Company and certain of its subsidiaries ("Originator Purchase Agreement")	8-K	1-14036	10.2	5/21/2014

10.10.2	First Amendment and Joinder Agreement to Originator Purchase Agreement, dated as of May 19, 2011	8-K	1-14036	10.3	5/21/2014

10.10.3	Second Amendment to Originator Purchase Agreement, dated as of May 17, 2012	8-K	1-14036	10.4	5/21/2014

10.10.4	Third Amendment and Joinder Agreement to Originator Purchase Agreement, dated as of May 16, 2013	8-K	1-14036	10.5	5/21/2014

10.10.5	Fourth Amendment to Originator Purchase Agreement dated as of November 26, 2014	10-K	1-14036	10.2	2/26/2015

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.11	Purchase and Contribution Agreement, dated as of May 21, 2009, between the Company and Fountain City Finance, LLC.	8-K	1-14036	10.6	5/21/2014

10.12	First Omnibus Amendment to Transfer Documents, dated as of February 28, 2010, among Fountain City Finance, LLC, Enterprise Funding Company LLC, Bank of America, National Association, and the Company and certain of its subsidiaries.	8-K	1-14036	10.7	5/21/2014

10.13.1	Receivable Sale Agreement, dated as of November 26, 2014 by and among Wells Fargo Bank, National Association, Fountain City Finance, LLC, DST Systems, Inc. and DST Global Solutions North America Ltd.	10-K	1-14036	10.3	2/26/2015

10.13.2	Amendment No. 1, dated May 14, 2015 to the Amended and Restated Receivable Purchase Agreement dated May 15, 2014 among Fountain City Finance, LLC, Wells Fargo Bank, N.A., DST and Certain DST subsidiaries	8-K	1-14036	10.1	5/15/2015

Executive Compensation Plans or Arrangements
10.14	Employment Agreement between the Company and Stephen C. Hooley, dated as of June 30, 2009.	8-K	1-14036	10.1	7/2/2009

10.15	Employment Agreement between the Company and Randall D. Young, dated December 31, 2008	8-K	1-14036	10.1	2/26/2015

10.16	Form of Indemnification Agreement for Executive Officers and Directors	8-K	1-14036	99.4	5/5/2014

10.17	Executive Severance Plan	10-K	1-14036	10.2	2/27/2014

10.18	DST Systems, Inc. 2015 Equity and Incentive Plan, adopted effective May 12, 2015	8-K	1-14036	10.1	5/14/2015

10.19	DST Systems, Inc. 2015 Directors’ Deferred Fee Plan, adopted effective May 12, 2015	8-K	1-14036	10.2	8/4/2015

10.20	Form of Deferred Cash Award for performance year 2013	10-K	1-14036	10.4	2/27/2014

10.21	Form of Stock Option Award Agreement (time vesting)	10-K	1-14036	10.2	2/29/2012

10.22	Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards during 2013	10-K	1-14036	10.2	3/1/2013

10.23	Form of Restricted Stock Unit Agreement (time vesting) for time RSU awards after 2013	10-K	1-14036	10.5	2/26/2015

10.24	Form of Restricted Stock Unit Agreement (time vesting) for RSU awards after 2014	10-Q	1-14036	10.2	3/31/2015

10.25	Form of Performance Stock Unit Agreement for PSU awards during 2013	10-K	1-14036	10.5	3/1/2013

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.26	Form of Performance Stock Unit Agreement for PSU awards after 2013	10-K	1-14036	10.6	2/27/2014

10.27	Form of Performance Stock Unit Agreement for PSU awards after 2014	10-Q	1-14036	10.1	3/31/2015

(12) Statement re: Computation of Ratios
12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Company
21	Subsidiaries of the Registrant					*

(23) Consents of experts and counsel
23	Consent of PwC					*

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Balance Sheet at December 31, 2015 and 2014, (iii) the Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.