Form 10-Q
period 2016-03-31
DST SYSTEMS INC
filed 2016-05-04
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2016:
Common Stock $0.01 par value — 33,184,569

DST Systems, Inc.
Form 10-Q
March 31, 2016

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$73.4	$89.6
Funds held on behalf of clients	225.7	480.2
Client funding receivable	66.9	53.2
Accounts receivable	376.5	354.9
Other assets	95.2	77.6
	837.7	1,055.5

Investments	350.1	418.5
Unconsolidated affiliates	328.0	312.5
Properties, net	307.3	321.3
Intangible assets, net	175.2	156.4
Goodwill	543.4	483.1
Other assets	62.8	65.9
Total assets	$2,604.5	$2,813.2

Liabilities
Current liabilities
Current portion of debt	$154.6	$5.6
Client funds obligations	292.6	533.4
Accounts payable	83.4	84.9
Accrued compensation and benefits	79.5	153.2
Deferred revenues and gains	43.5	55.9
Other liabilities	129.6	115.7
	783.2	948.7

Long-term debt	566.9	556.5
Income taxes payable	69.3	73.8
Deferred income taxes	100.6	107.8
Other liabilities	66.5	65.3
Total liabilities	1,586.5	1,752.1

Commitments and contingencies (Note 10)

Redeemable Non-controlling Interest	20.2	15.1

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	125.0	136.7
Retained earnings	2,043.2	1,996.6
Treasury stock (16.2 million and 15.7 million shares, respectively), at cost	(1,193.6)	(1,129.7)
Accumulated other comprehensive income	22.7	41.9
Total stockholders’ equity	997.8	1,046.0
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,604.5	$2,813.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues	$521.1	$495.7
Out-of-pocket reimbursements	224.7	206.6
Total revenues	745.8	702.3

Costs and expenses	642.0	593.8
Depreciation and amortization	28.4	29.4
Income from operations	75.4	79.1

Interest expense	(6.1)	(6.1)
Other income, net	6.3	83.3
Equity in earnings of unconsolidated affiliates	6.7	14.9
Income before income taxes and non-controlling interest	82.3	171.2

Income taxes	25.3	63.4
Net income	57.0	107.8

Net loss attributable to non-controlling interest	1.1	—
Net income attributable to DST Systems, Inc.	$58.1	$107.8

Weighted average common shares outstanding	33.8	37.2
Weighted average diluted shares outstanding	34.3	37.6

Basic earnings per share	$1.72	$2.90
Diluted earnings per share	$1.70	$2.87

Cash dividends per share of common stock	$0.33	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to DST Systems, Inc.	$58.1	$107.8

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(16.3)	(57.4)
Cash flow hedges	0.2	0.1
Foreign currency translation adjustments	(3.1)	(10.3)
Other comprehensive loss	(19.2)	(67.6)

Comprehensive income	$38.9	$40.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows — operating activities:
Net income	$57.0	$107.8
Depreciation and amortization	28.4	29.4
Net gains on investments	(2.8)	(73.8)
Amortization of share-based compensation	7.7	6.9
Equity in earnings of unconsolidated affiliates	(6.7)	(14.9)
Deferred income taxes	9.2	(4.7)
Changes in accounts receivable	(31.7)	(3.6)
Changes in accounts payable and accrued liabilities	5.7	(12.3)
Changes in income taxes payable	(6.6)	33.8
Changes in deferred revenues and gains	(0.4)	5.4
Changes in accrued compensation and benefits	(73.1)	(66.0)
Other, net	(1.3)	4.3
Net cash provided from (used for) operating activities	(14.6)	12.3

Cash flows — investing activities:
Cash paid for capital expenditures	(19.0)	(27.5)
Investments in securities	(67.1)	(24.1)
Proceeds from (advances to) unconsolidated affiliates	(12.4)	10.4
Proceeds from sales/maturities of investments	122.0	117.4
Net change in funds held to satisfy client funds obligations	254.4	75.9
Proceeds from sale of properties	—	3.9
Acquisition of businesses, net of cash and cash equivalents acquired	(93.8)	(8.5)
Other, net	0.1	—
Net cash provided from investing activities	184.2	147.5

Cash flows — financing activities:
Proceeds from issuance of common stock	1.2	4.0
Principal payments on debt	(1.7)	(1.8)
Net borrowings (repayments) on revolving credit facilities	8.9	(8.3)
Net borrowings (repayments) on accounts receivable securitization program	150.0	(30.0)
Net change in client funds obligations	(254.4)	(75.9)
Common stock repurchased	(88.6)	(79.0)
Payment of cash dividends	(11.1)	(11.1)
Excess tax benefits from share-based compensation	3.7	2.3
Receipt of third party capital in investment fund	6.2	—
Net cash used for financing activities	(185.8)	(199.8)

Net decrease in cash and cash equivalents	(16.2)	(40.0)
Cash and cash equivalents, beginning of period	89.6	151.7
Cash and cash equivalents, end of period	$73.4	$111.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. and consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented.

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year 2016.

New authoritative accounting guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective January 1, 2017, with early adoption permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.
In February 2016, the FASB issued its final lease accounting standard which requires lessees to reflect most leases on their balance sheet as assets and obligations. The guidance is effective January 1, 2019 with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are currently evaluating the standard and the impact it will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued guidance which updates the reporting model for certain financial instruments, including the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective January 1, 2018 and requires a cumulative-effective adjustment as of the beginning of the fiscal year of adoption. Early adoption is permitted as of the beginning of the fiscal year of adoption. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

In September 2015, the FASB issued guidance which requires that an acquirer recognize adjustments to provisional amounts in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Effects on earnings as a result of the change to the provisional amounts should be recorded in the same period’s financial statements and calculated as if the accounting had been completed at the acquisition date. The guidance was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued guidance which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a Variable Interest Entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. In connection with the adoption of the guidance on January 1, 2016, the Company reevaluated all of its investment products for consolidation and determined that certain of its investments in private equity funds met the definition of a VIE as our equity interests lacked the characteristics of a controlling financial interest. The revised consolidation guidance did not result in consolidation of any of our investments. See Note 3, Investments, for additional details regarding our investments in variable interest entities.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In May 2014, the FASB issued guidance which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard and subsequently issued amendments will become effective for us beginning with the first quarter 2018 and may be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of this standard is permitted as of January 2017. We are currently evaluating the standard, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

2. Significant Business Acquisitions

Acquisition of Kaufman Rossin Fund Services LLC

On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”) for $95.0 million in cash, subject to certain adjustments. DST financed the acquisition through cash-on-hand and available lines of credit. KRFS is a full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and to expand our asset administration service offerings. KRFS is included within the Financial Services segment.

The factors described above, combined with the synergies expected from combining our operations with the acquired entity and the resulting expansion of the service offerings available to our clients, are the basis for the acquisition price paid resulting in $61.2 million of goodwill recorded, all of which is expected to be deductible for tax purposes.
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The estimated fair values are preliminary and subject to changes as appraisals of certain intangible assets are finalized, working capital adjustments are agreed upon and finalized, and additional information becomes available; however, we do not expect material changes.

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of KRFS and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid	$95.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.0
Accounts receivable	2.9
Other current assets	0.1
Investments	0.5
Properties (1)	6.8
Intangible assets	23.4
Goodwill	61.2
Total assets	95.9

Deferred revenue	0.6
Other current liabilities	0.3
Total liabilities	0.9
Net assets acquired	$95.0
_____________________________________________________
(1) Includes $6.5 million of acquired software with a weighted-average useful life of 6 years.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$22.5	10 years
Other	0.9	3 years
	$23.4

The operating results of KRFS were combined with our operating results subsequent to the acquisition date. Approximately $2.3 million of revenues and $0.5 million of net pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016. Pro-forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to our results.

3. Investments

Investments are as follows (in millions):

	Carrying Value
	March 31, 2016	December 31, 2015
Available-for-sale securities:
State Street Corporation	$127.7	$144.8
Other available-for-sale securities	12.0	74.7
	139.7	219.5
Other:
Trading securities	13.2	15.1
Seed capital investments, at fair value	66.8	50.7
Cost method, private equity and other investments	130.4	133.2
	210.4	199.0
Total investments	$350.1	$418.5

Certain information related to our available-for-sale securities is as follows (in millions):

	March 31, 2016	December 31, 2015
Book cost basis	$29.8	$83.4
Gross unrealized gains	109.9	136.2
Gross unrealized losses	—	(0.1)
Market value	$139.7	$219.5

At March 31, 2016 and December 31, 2015, the carrying value of our available-for-sale investments was $139.7 million and $219.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $45.0 million and $54.8 million at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015, we received $59.3 million and $105.6 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $5.8 million and $75.6 million and gross realized losses of $3.7 million and $1.5 million were recorded during the three months ended March 31, 2016 and 2015, respectively, from the sale of available-for-sale securities.

We recognized other than temporary investment impairments related to available-for-sale securities of $0.2 million for the three months ended March 31, 2016, compared to no such losses for the three months ended March 31, 2015. These losses are

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

reflected in our Condensed Consolidated Statement of Income as a component of Other income, net. The fair value and gross unrealized losses of the Company’s investments in a loss position at March 31, 2016 and December 31, 2015 were minimal.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. The seed capital investments of $66.8 million and $50.7 million at March 31, 2016 and December 31, 2015, respectively, are comprised primarily of equity securities as well as $13.6 million and $10.8 million of cash collateral deposited with a broker for securities sold short at March 31, 2016 and December 31, 2015, respectively.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At March 31, 2016 and December 31, 2015, our carrying value of these private equity fund investments was approximately $113.6 million and $117.2 million, respectively.  At March 31, 2016, we had future capital commitments related to these private equity fund investments of approximately $3.6 million. Additionally, we have other investments with a carrying value of $16.8 million and $16.0 million at March 31, 2016 and December 31, 2015, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We recorded no impairments on cost method and other investments during the three months ended March 31, 2016 and March 31, 2015.

As a result of the revised consolidation guidance, we determined that our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At March 31, 2016 and December 31, 2015, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $117.2 million and $120.9 million, respectively.

4. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	March 31, 2016	December 31, 2015
International Financial Data Services (U.K. and L.P.)	50%	$212.5	$199.5
Boston Financial Data Services, Inc.	50%	85.5	82.9
Unconsolidated real estate and other affiliates		30.0	30.1
Total		$328.0	$312.5

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
International Financial Data Services (U.K. and L.P.)	$1.5	$7.3
Boston Financial Data Services, Inc.	2.6	1.4
Unconsolidated real estate and other affiliates	2.6	6.2
Total	$6.7	$14.9

On March 29, 2016, we and our joint venture partner, State Street, each provided a subordinated loan of approximately $15.0 million to IFDS U.K. in which the principal plus accrued and unpaid interest is payable in full at maturity in March 2021. Interest is payable quarterly in March, June, September, and December of each year at 5.74% per annum. The interest receivable at March 31, 2016 and DST’s interest income earned for the three months ended March 31, 2016 were both minimal. The loan increased our investment in the unconsolidated affiliate by the amount of the subordinated loan.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

As of March 31, 2016 and December 31, 2015, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$164.2	$164.2	$—	$—
Equity securities (2)	152.9	152.9	—	—
Seed capital investments (2)	66.8	66.8	—	—
Deferred compensation liabilities (3)	(13.2)	(13.2)	—	—
Securities sold short (3)	(13.6)	(13.6)	—	—
Total	$357.1	$357.1	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$210.1	$210.1	$—	$—
Equity securities (2)	234.6	234.6	—	—
Seed capital investments (2)	50.7	50.7	—	—
Deferred compensation liabilities (3)	(15.1)	(15.1)	—	—
Securities sold short (3)	(10.7)	(10.7)	—	—
Derivative instruments (3)	(0.3)	—	(0.3)	—
Total	$469.3	$469.6	$(0.3)	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients, and Other current assets on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

At March 31, 2016 and December 31, 2015, we held approximately $6.9 million and $6.1 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the table above. The investments in pooled funds are included within the $130.4 million and $133.2 million of cost method and other investments at March 31, 2016 and December 31, 2015, respectively, disclosed within Note 3, Investments.

6. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	March 31, 2016		December 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$235.5	$74.3	$213.0	$70.5
Other	32.3	18.3	31.4	17.5
Total	$267.8	$92.6	$244.4	$88.0

Amortization expense of intangible assets for three months ended March 31, 2016 was approximately $4.6 million as compared to $3.6 million for the three months ended March 31, 2015. The following table summarizes the estimated annual amortization for intangible assets recorded as of March 31, 2016 (in millions):

Remainder of 2016	$14.9
2017	19.7
2018	19.5
2019	18.4
2020	15.9
Thereafter	86.8
Total	$175.2

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2016, by segment (in millions):

	December 31, 2015	Acquisitions	Disposals	Other	March 31, 2016
Financial Services	$303.1	$61.2	$—	$(0.6)	$363.7
Healthcare Services	155.0	—	—	—	155.0
Customer Communications	25.0	—	—	(0.3)	24.7
Total	$483.1	$61.2	$—	$(0.9)	$543.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

7. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	March 31, 2016	December 31, 2015
Accounts receivable securitization program	$150.0	$—
Revolving credit facilities	235.0	226.1
Senior notes	330.0	330.0
Related party credit agreements	0.9	1.5
Other indebtedness	5.6	4.5
	721.5	562.1
Less current portion of debt	154.6	5.6
Long-term debt	$566.9	$556.5

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed.

The outstanding amount under the program was $150.0 million at March 31, 2016. There was no outstanding amount under the program at December 31, 2015.  During the three months ended March 31, 2016 and 2015, total proceeds from the accounts receivable securitization program were approximately $240.8 million and $236.1 million, respectively, and total repayments were approximately $90.8 million and $266.1 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $235.0 million and $226.1 million at March 31, 2016 and December 31, 2015, respectively.  We also maintain a margin credit facility with a regulated broker/dealer which is collateralized by the underlying marketable securities and we have various other unsecured revolving lines of credit to support our consolidated subsidiaries’ operations that provide total borrowings of up to $30.0 million. There were no borrowings outstanding under these facilities at March 31, 2016 or December 31, 2015.

During the three months ended March 31, 2016 and 2015, total proceeds from our revolving credit facilities were approximately $454.7 million and $291.8 million, respectively, and total repayments were approximately $445.8 million and $300.1 million respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2016 and December 31, 2015, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$105.0	$108.5	$105.0	$108.5
Senior notes - Series C	65.0	68.7	65.0	68.2
Senior notes - Series D	160.0	176.8	160.0	172.8
Total	$330.0	$354.0	$330.0	$349.5

8. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate was 30.7% for the three months ended March 31, 2016 compared to 37.0% for the three months ended March 31, 2015. The Company’s tax rate for the three months ended March 31, 2016 was lower than the statutory federal income tax rate of 35% primarily attributable to discrete period benefits realized from the release of certain liabilities for uncertain tax positions that were settled, effectively settled or otherwise remeasured during the period, as well as a change in the proportional mix of domestic and international income.  The Company’s tax rate for the three months ended March 31, 2015 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and changes in unrecognized tax benefits.

Our estimated annual effective full year 2016 tax rate will vary from the statutory federal rate primarily as a result of variances among the estimates and actual amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

9. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to DST Systems, Inc.	$58.1	$107.8

Weighted average common shares outstanding	33.8	37.2
Incremental shares from restricted stock units and stock options	0.5	0.4
Weighted average diluted shares outstanding	34.3	37.6

Basic earnings per share	$1.72	$2.90
Diluted earnings per share	$1.70	$2.87

We had approximately 33.8 million and 37.0 million common shares outstanding at March 31, 2016 and 2015, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2016 and 2015.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the three months ended March 31, 2016, we granted approximately 0.4 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units.  Additionally, during the three months ended March 31, 2016, we had 0.3 million RSU’s vest as the

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At March 31, 2016, we had 1.0 million unvested RSU’s and 0.4 million stock options outstanding.

We recognized share based compensation expense of $7.7 million during the three months ended March 31, 2016 as compared to $6.9 million during the three months ended March 31, 2015.  At March 31, 2016, we had $70.3 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $18.9 million for the remainder of 2016, $16.1 million for 2017, $8.0 million for 2018 and $1.6 million for 2019. Future expense recognition is not projected on approximately $25.7 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$84.0	$(0.1)	$(42.0)	$41.9
Net current period other comprehensive income (loss)	(16.3)	0.2	(3.1)	(19.2)
Balance, March 31, 2016	$67.7	$0.1	$(45.1)	$22.7

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	March 31,
	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(24.3)	$(15.1)	$(18.2)	$(12.2)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(1.9)	(1.2)	(74.0)	(45.2)
Net change in available-for-sale securities	(26.2)	(16.3)	(92.2)	(57.4)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.5	0.3	0.1	—
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.1)	(0.1)	0.1	0.1
Net change in cash flow hedges	0.4	0.2	0.2	0.1
Cumulative translation adjustments	(3.2)	(3.1)	(10.3)	(10.3)
Total other comprehensive loss	$(29.0)	$(19.2)	$(102.3)	$(67.6)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $50.0 million and $44.7 million at March 31, 2016 and December 31, 2015, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $25.0 million and $22.4 million at March 31, 2016 and December 31, 2015, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both March 31, 2016 and December 31, 2015, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Stock repurchases

During the three months ended March 31, 2016, we repurchased approximately 0.7 million shares of DST common stock for $75.0 million under our share repurchase plans. As of March 31, 2016, there was approximately $75.0 million remaining under our existing share repurchase plan. During April 2016, we spent $75.0 million to repurchase approximately 0.7 million shares which completed the existing share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $13.6 million and $4.0 million during the three months ended March 31, 2016 and 2015, respectively.

Dividends

Total dividends for the three months ended March 31, 2016 and 2015 were $11.5 million and $11.1 million, respectively. Cash dividends paid during both the three months ended March 31, 2016 and 2015 were $11.1 million. The remaining amount of dividends represents dividend equivalent shares of restricted stock units in lieu of cash dividends.

10. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $10.8 million and $10.7 million outstanding at March 31, 2016 and December 31, 2015, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At March 31, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

In April 2016, we completed the sale of our U.K. Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with the sale, we leased back approximately two-thirds of the facilities under a 12-year lease. The rent payments and associated rent expense of the Bristol production facilities are approximately $0.7 million per year over the 12-year lease term.

Legal Proceedings

A putative class action suit was filed against Ruane Cunniff & Goldfarb Inc., the Company, the Compensation Committee of our Board of Directors, the Advisory Committee of our 401(k) Profit Sharing Plan and certain of our present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act.  The suit, Cooper v. Ruane Cunniff & Goldfarb Inc., et. al., was filed in federal court in the Southern District of New York on March 14, 2016.  We intend to defend this case vigorously, and, because the suit is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

We are involved in various other legal proceedings arising in the normal course of our businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2016	December 31, 2015
Financial Services	$1,495.7	$1,646.1
Healthcare Services	405.3	405.3
Customer Communications	264.4	261.5
Investments and Other	442.3	502.7
Elimination Adjustments	(3.2)	(2.4)
	$2,604.5	$2,813.2

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates. Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2016
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$258.7	$104.2	$157.5	$0.7	$—	$521.1
Intersegment operating revenues	15.3	—	6.8	—	(22.1)	—
Out-of-pocket reimbursements	19.9	2.5	207.2	—	(4.9)	224.7
Total revenues	293.9	106.7	371.5	0.7	(27.0)	745.8

Costs and expenses	236.9	87.3	343.8	1.0	(27.0)	642.0
Depreciation and amortization	18.4	4.3	5.5	0.2	—	28.4

Income (loss) from operations	38.6	15.1	22.2	(0.5)	—	75.4
Other income (loss), net	(3.6)	—	—	9.9	—	6.3
Equity in earnings of unconsolidated affiliates	4.6	0.1	—	2.0	—	6.7

Earnings before interest, income taxes and non-controlling interest	$39.6	$15.2	$22.2	$11.4	$—	$88.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended March 31, 2015
	Financial Services	Healthcare Services	Customer Communications	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$250.5	$91.9	$152.6	$0.7	$—	$495.7
Intersegment operating revenues	16.1	—	7.5	—	(23.6)	—
Out-of-pocket reimbursements	17.0	1.9	192.0	—	(4.3)	206.6
Total revenues	283.6	93.8	352.1	0.7	(27.9)	702.3

Costs and expenses	220.0	80.3	323.7	(2.3)	(27.9)	593.8
Depreciation and amortization	16.6	4.6	7.9	0.3	—	29.4

Income from operations	47.0	8.9	20.5	2.7	—	79.1
Other income (loss), net	(1.4)	—	—	84.7	—	83.3
Equity in earnings of unconsolidated affiliates	8.7	0.1	0.2	5.9	—	14.9

Earnings before interest, income taxes and non-controlling interest	$54.3	$9.0	$20.7	$93.3	$—	$177.3

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $6.1 million for both the three months ended March 31, 2016 and 2015 is equal to our income before income taxes on a consolidated basis for the corresponding periods.

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

•
the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation and SEC or DOL regulations impacting third-party distributors of mutual funds;

•	our investments in funds and other companies may decline;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	the other factors that are described in Item 1A, “Risk Factors” within this Form 10-Q and within “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
INTRODUCTION

DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide specialized technology, strategic advisory, and business operations outsourcing primarily to the financial and healthcare industries. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solution offerings.
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

Services are provided either under a remote processing (“Remote”) model or on a business process outsourcing (“BPO”) basis. Our BPO service offerings are enhanced by our proprietary workflow software, AWD®, which is also licensed separately to third parties.
In the U.S. we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts) either directly or through Boston Financial Data Services, Inc. (“BFDS”), our domestic joint venture with State Street Corporation (“State Street”). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a Remote and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P., which are joint ventures with State Street.
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
On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”) for $95.0 million in cash, subject to certain adjustments. KRFS is a full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services, and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and expand our asset administration service offerings.
Healthcare Services Segment
The Healthcare Services segment uses our proprietary software applications to provide healthcare organizations a variety of pharmacy, healthcare administration, and health outcomes optimization solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. Our healthcare solutions include claims administration, benefit management, care management, business intelligence and other ancillary services. We also continue to expand and enhance our Healthcare Services’ offerings to ensure we are able to address the changing needs of our clients within the complex and highly regulated health industries which we serve. For example, our pharmacy management business continues to make investments to expand our clinical, network, and analytic capabilities to help our customers and prospective customers achieve the best possible outcomes for their members and to allow us to more effectively compete in the broader competitive pharmacy benefit manager (“PBM”) market. Historically, we have acted as an agent within our pharmacy-solutions business and, accordingly, recognized revenue on a net basis. As our enhanced products evolve and we expand our pharmacy-solutions service offerings, we will evaluate the provisions within our new customer contracts to determine whether we are acting as a principal or an agent in the transactions.  If we determine that we are acting as a principal in the transactions, we will report the transactions on a gross basis, resulting in significantly higher revenues and costs reflected within our consolidated financial statements.
We generally derive revenue from our pharmacy-solutions business on a transactional fee basis. Fees are earned on pharmacy claims processing and payments services, pharmacy and member call center services, pharmaceutical rebate administration, administration or management of clinical programs, pharmacy network management, member and plan web services and management information and reporting. Further, revenues include investment earnings related to client cash balances maintained in our bank accounts. Healthcare administration and health outcomes optimization revenues are generally derived from fees charged based on a per member/per month basis and transactional basis. We also realize revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations.
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
During April 2016, the Company completed the sale of its U.K. Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with the sale, the Company leased back approximately two-thirds of the facilities under a 12-year lease.
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
Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations.  Processing volumes for mutual fund customers within our Financial Services and Customer Communications segments are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  We have historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales vary depending on the timing and size of the contract.
RESULTS OF OPERATIONS

The following table summarizes our operating results (in millions). Additional information regarding each of our segments operating results is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$521.1	$495.7	$25.4	5.1%
Out-of-pocket reimbursements	224.7	206.6	18.1	8.8%
Total revenues	745.8	702.3	43.5	6.2%

Costs and expenses	642.0	593.8	48.2	8.1%
Depreciation and amortization	28.4	29.4	(1.0)	(3.4)%
Income from operations	75.4	79.1	(3.7)	(4.7)%

Interest expense	(6.1)	(6.1)	—	—%
Other income, net	6.3	83.3	(77.0)	(92.4)%
Equity in earnings of unconsolidated affiliates	6.7	14.9	(8.2)	(55.0)%
Income before income taxes and non-controlling interest	82.3	171.2	(88.9)	(51.9)%
Income taxes	25.3	63.4	(38.1)	(60.1)%
Net income	57.0	107.8	(50.8)	(47.1)%
Net loss attributable to non-controlling interest	1.1	—	1.1	—%
Net income attributable to DST Systems, Inc.	$58.1	$107.8	$(49.7)	(46.1)%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2016 were $745.8 million, an increase of $43.5 million or 6.2% compared to the three months ended March 31, 2015.  Consolidated operating revenues for the three months ended March 31, 2016 increased $25.4 million or 5.1% as compared to the same period in 2015.

The increase in consolidated operating revenues during the three months ended March 31, 2016 was attributable to increased operating revenues across all three operating segments. Excluding the impacts from foreign exchange movements, consolidated operating revenues during the three months ended March 31, 2016 increased by $31.4 million as compared to the same period in 2015.

Consolidated OOP reimbursements for the three months ended March 31, 2016 increased $18.1 million or 8.8% as compared to the same period in 2015.  The increase in OOP reimbursements is primarily attributable to new client volumes in the Customer Communications segment.

Income from operations

Consolidated income from operations for the three months ended March 31, 2016 was $75.4 million, a decrease of $3.7 million or 4.7% as compared to the same period in 2015.  The decrease in operating income during the three months ended March 31, 2016 was primarily due to decreases within the Financial Services segment, partially offset by increases within the Healthcare Services and Customer Communications segments.

Interest expense

Interest expense was $6.1 million for both the three months ended March 31, 2016 and 2015.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net realized gains from sale of available-for-sale securities	$2.1	$74.1
Net gain on other investments	6.3	7.7
Dividend income	1.3	1.9
Miscellaneous items	(3.4)	(0.4)
Other income, net	$6.3	$83.3

We recorded no gains from the sale of State Street available-for-sale securities as we did not sell any State Street securities during the three months ended March 31, 2016 as compared to a gain of $72.8 million from the sale of approximately 1.1 million shares of State Street during the three months ended March 31, 2015.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
IFDS (U.K. and L.P.)	$1.5	$7.3
BFDS	2.6	1.4
Other	2.6	6.2
	$6.7	$14.9

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended
	March 31,
	2016	2015
Total revenues	$258.9	$261.5
Costs and expenses	239.3	230.5
Depreciation and amortization	10.2	8.2
Income from operations	9.4	22.8
Non-operating income	0.1	0.6
Income before income taxes	9.5	23.4
Income taxes	1.4	5.9
Net income	$8.1	$17.5

DST’s equity in earnings of IFDS decreased $5.8 million during the three months ended March 31, 2016 as compared to the same period in 2015. The decrease is primarily the result of lower revenues recognized related to the ongoing client conversion activities, higher operating costs as IFDS expands its infrastructure to prepare for the addition of new clients and associated service offerings as well as negative foreign currency impacts in both the U.K. and Canada.

The multi-year implementation efforts for the two new IFDS clients are expected to be completed in phases over the next two years. However, the scope and timing continues to be adjusted as client requirements evolve. In 2014, IFDS began capitalizing a significant portion of the software development costs being incurred to develop the new wealth management platform for the U.K. market resulting in approximately £84.9 million (£42.5 million at DST’s 50% ownership) of capitalized costs through March 31, 2016.  These costs will continue to be incurred as the platform is completed. As the projects are completed and the underlying modules are placed into production, we expect that IFDS’ earnings will be lower than 2015 due to the amortization of the capitalized software costs coupled with the decline in implementation revenue.

DST’s equity in earnings of BFDS increased $1.2 million during the three months ended March 31, 2016, as compared to the same period in 2015 as a result higher ancillary revenues and reduced operating costs.

Our equity in earnings of other unconsolidated affiliates decreased $3.6 million during the three months ended March 31, 2016, as compared to the same period in 2015. The decrease for the three months ended March 31, 2016 is primarily due to lower gains from the sale of real estate investments.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 30.7% for the three months ended March 31, 2016, compared to 37.0% for the three months ended March 31, 2015. Benefits realized from the release of particular uncertain tax positions settled, effectively settled or otherwise remeasured during the period, as well as a change in the proportional mix of domestic and international income caused a decrease in the tax rate in 2016 as compared to 2015.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 36.0% for full year 2016.  The full year 2016 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$274.0	$266.6	$7.4	2.8%
Out-of-pocket reimbursements	19.9	17.0	2.9	17.1%
Total revenues	293.9	283.6	10.3	3.6%
Costs and expenses	236.9	220.0	16.9	7.7%
Depreciation and amortization	18.4	16.6	1.8	10.8%
Income from operations	$38.6	$47.0	$(8.4)	(17.9)%

Operating margin	14.1%	17.6%

The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	March 31,
	2016	2015
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	26.9	29.3
IRA mutual fund accounts	21.7	22.2
Other retirement accounts	8.1	8.2
Section 529 and Educational IRAs	8.2	8.8
Registered accounts - tax-advantaged	38.0	39.2
Total registered accounts	64.9	68.5
Subaccounts	30.4	29.4
Total U.S. mutual fund shareowner accounts processed	95.3	97.9

International mutual fund shareowner accounts processed:
IFDS U.K.	9.2	11.4
IFDS L.P. (Canada)	13.4	12.8
Total international mutual fund shareowner accounts processed	22.6	24.2

Defined contribution participant accounts	7.3	7.4

ALPS (in billions of U.S. dollars):
Assets Under Management	$14.1	$15.4
Assets Under Administration	$163.0	$139.7

Automatic Work Distributor workstations (in thousands)	211.7	212.5

	Three Months Ended
	March 31,
	2016	2015
Changes in registered accounts:
Beginning balance	65.4	68.8
Subaccounting conversions to DST platforms	(0.1)	(0.4)
Subaccounting conversions to non-DST platforms	—	(0.2)
Conversions to non-DST platforms	(0.2)	—
Organic growth (decline)	(0.2)	0.3
Ending balance	64.9	68.5

Changes in subaccounts:
Beginning balance	31.3	28.6
Conversions from DST’s registered accounts	0.1	0.4
Organic growth (decline)	(1.0)	0.4
Ending balance	30.4	29.4

Changes in defined contribution participant accounts:
Beginning balance	7.0	7.2
Organic growth	0.3	0.2
Ending balance	7.3	7.4

Operating revenues

Financial Services segment operating revenues for the three months ended March 31, 2016 were $274.0 million, an increase of $7.4 million or 2.8% as compared to the same period in 2015. The increase in operating revenues for the three months ended March 31, 2016 is primarily driven from the businesses acquired during 2015 and 2016, which contributed $7.1 million of incremental operating revenues during the quarter. Additionally, operating revenues increased as a result of increased professional services revenue associated with our wealth management platform business, and organic and new client growth within our Brokerage Solutions and Applied Analytics businesses. These increases were partly offset by negative market conditions impacting our ALPS business, a decline in mutual fund registered shareowner account processing revenue due to lower registered accounts, and approximately $2.2 million of negative foreign currency movements. Additionally, software license revenues for the three months ended March 31, 2016 were $7.8 million, a decrease of $0.7 million as compared to the same period in 2015.

Costs and expenses

Financial Services segment costs and expenses were $236.9 million for the three months ended March 31, 2016, an increase of $16.9 million or 7.7% as compared to the same period in 2015. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating costs, included in costs and expenses, were $19.9 million for the three months ended March 31, 2016, an increase of $2.9 million or 17.1% as compared to the same period in 2015.

Excluding reimbursable operating costs, costs and expenses were $217.0 million for the three months ended March 31, 2016, an increase of $14.0 million or 6.9% as compared to the same period in 2015. The increase in costs and expenses during 2016 was primarily impacted by the acquisitions completed during 2015 and 2016, which resulted in approximately $6.7 million of incremental operating expenses, including performance-related contingent consideration, during the three months ended March 31, 2016. Additionally, we continue to have higher costs as we invest in the expansion of our wealth management platform in the U.K. Also impacting costs and expenses were increased costs incurred to enhance the network infrastructure utilized across all of our operating businesses as well as incremental costs to service new and existing clients. These higher costs and expenses were partially offset by $2.9 million of foreign currency movements.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three months ended March 31, 2016 was $18.4 million, an increase of $1.8 million or 10.8% as compared to the same period in 2015. The increase during the three months ended March 31, 2016 was primarily attributable to incremental amortization associated with acquired intangibles from the acquisitions completed in 2015 and 2016 as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure and increase security and regulatory compliance.

Income from operations

Financial Services segment income from operations for the three months ended March 31, 2016 was $38.6 million, a decrease of $8.4 million or 17.9% as compared to the same period in 2015. Financial Services segment income from operations for the three months ended March 31, 2016 decreased primarily from increased costs, including depreciation, to enhance our network infrastructure, maintain security and regulatory compliance and service new and existing clients as well as higher costs and expenses from the acquisitions completed during 2015 and 2016. The impacts on operating income from foreign currency movements were not significant.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$104.2	$91.9	$12.3	13.4%
Out-of-pocket reimbursements	2.5	1.9	0.6	31.6%
Total revenues	106.7	93.8	12.9	13.8%
Costs and expenses	87.3	80.3	7.0	8.7%
Depreciation and amortization	4.3	4.6	(0.3)	(6.5)%
Income from operations	$15.1	$8.9	$6.2	69.7%

Operating margin	14.5%	9.7%
The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	March 31,
	2016	2015
DST Health Solutions covered lives	24.5	24.5

	Three Months Ended
	March 31,
	2016	2015
Argus pharmacy paid claims	126.9	119.9

Operating revenues

Healthcare Services segment operating revenues for the three months ended March 31, 2016 were $104.2 million, an increase of $12.3 million or 13.4% as compared to the same period in 2015.  Operating revenues for the three months ended March 31, 2016 were higher as compared to the same period in 2015 primarily from new medical claims processing clients implemented in January 2016 combined with organic growth, including the expansion of the services we are offering to existing clients, in both the medical and pharmacy businesses. Operating revenues include approximately $1.8 million of software license fee revenues for the three months ended March 31, 2016, a decrease of $0.8 million over the same period in 2015.

Costs and expenses

Healthcare Services segment costs and expenses were $87.3 million for the three months ended March 31, 2016, an increase of $7.0 million or 8.7% as compared to the same period in 2015. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three months ended March 31, 2016 was primarily attributable to a combination of increased staffing costs incurred to support the higher medical transaction volumes due to growth in business process outsourcing services and higher restructuring costs as we consolidate our operations.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three months ended March 31, 2016 was $4.3 million, a decrease of $0.3 million or 6.5% as compared to the same period in 2015, attributable to lower capital expenditures.

Income from operations

Healthcare Services segment income from operations for the three months ended March 31, 2016 was $15.1 million, an increase of $6.2 million as compared to the same period in 2015.  The increase is primarily attributable to higher revenues from new medical claims processing clients implemented in January 2016 and enhanced economies of scale, partially offset by increased staffing costs associated with supporting new and existing client growth and higher restructuring costs as we consolidate our operations.

CUSTOMER COMMUNICATIONS SEGMENT
The following tables present the financial results of the Customer Communications segment (in millions):

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$164.3	$160.1	$4.2	2.6%
Out-of-pocket reimbursements	207.2	192.0	15.2	7.9%
Total revenues	371.5	352.1	19.4	5.5%
Costs and expenses	343.8	323.7	20.1	6.2%
Depreciation and amortization	5.5	7.9	(2.4)	(30.4)%
Income from operations	$22.2	$20.5	$1.7	8.3%

Operating margin	13.5%	12.8%

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating Revenues
North America	$120.9	$118.9	$2.0	1.7%
United Kingdom	43.4	41.2	2.2	5.3%
Customer Communications segment	$164.3	$160.1	$4.2	2.6%

Income (Loss) from Operations
North America	$21.3	$21.2	$0.1	0.5%
United Kingdom	0.9	(0.7)	1.6	(228.6)%
Customer Communications segment	$22.2	$20.5	$1.7	8.3%

The following table summarizes the Customer Communications segment’s statistical results (in millions):

	Three Months Ended
	March 31,
	2016	2015
Images Produced
North America	2,751.1	2,766.8
United Kingdom	496.7	472.7
Customer Communications segment	3,247.8	3,239.5

Packages Mailed
North America	558.1	547.3
United Kingdom	208.0	207.3
Customer Communications segment	766.1	754.6

Operating revenues

Customer Communications operating revenues for the three months ended March 31, 2016 were $164.3 million, an increase of $4.2 million or 2.6% as compared to the same period in 2015. Customer Communications North America operating revenues increased $2.0 million or 1.7% during the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily from incremental volumes due to the conversion of previously announced new clients throughout 2015. The increases in North America operating revenues were partially offset by a decline in volumes from certain existing customers and unfavorable foreign currency exchange rate movements related to our Canadian operations of $1.1 million for the three months ended March 31, 2016.

Customer Communications U.K. operating revenues increased $2.2 million or 5.3% for the three months ended March 31, 2016, as compared to the same period in 2015, primarily attributable to revenue growth associated with new and existing clients, partially offset by $2.7 million of unfavorable foreign currency exchange rates movements.

Costs and expenses

Customer Communications segment costs and expenses were $343.8 million for the three months ended March 31, 2016, an increase of $20.1 million or 6.2% as compared to the same period in 2015.  Costs and expenses in the Customer Communications segment are primarily comprised of reimbursable operating expenses (primarily postage and freight), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Excluding reimbursable operating expenses in 2016 and 2015, costs and expenses increased $4.9 million or 3.7% for the three months ended March 31, 2016 to $136.6 million.

Excluding reimbursable operating costs, Customer Communications North America costs and expenses increased $4.1 million for the three months ended March 31, 2016, primarily from higher variable expenses to support the increased revenues and increased rent expense as a result of the North American sale leaseback transaction in late 2015.  Excluding reimbursable operating costs, Customer Communications U.K. costs and expenses increased $0.8 million during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to higher operating costs to service new clients, partially offset by $2.6 million of foreign currency exchange rate movements.

Depreciation and amortization

Customer Communications segment depreciation and amortization expense for the three months ended March 31, 2016 was $5.5 million, a decrease of $2.4 million or 30.4% as compared to the same period in 2015.  Depreciation and amortization expense decreased $2.2 million in North America primarily due the sale leaseback of the North American operating facilities in late 2015.

Income from operations

Customer Communications segment income from operations for the three months ended March 31, 2016 increased $1.7 million as compared to the same period in 2015.  During the three months ended March 31, 2016, Customer Communications North America income from operations increased $0.1 million, primarily due to higher operating revenues, partially offset by higher costs from increased variable expenses incurred to support the increased revenues.  During the three months ended March 31, 2016, Customer Communications U.K. income from operations increased $1.6 million. The increase in Customer Communications U.K. income from operations for the three months ended March 31, 2016 is the result of revenue growth from new and existing clients and enhanced economies of scale.

INVESTMENTS AND OTHER SEGMENT

The following table presents the financial results of the Investments and Other segment (in millions):

	Three Months Ended		Change
	March 31,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$0.7	$0.7	$—	—%
Out-of-pocket reimbursements	—	—	—	—%
Total revenues	0.7	0.7	—	—%
Costs and expenses, net of gains	1.0	(2.3)	3.3	(143.5)%
Depreciation and amortization	0.2	0.3	(0.1)	(33.3)%
Income (loss) from operations	$(0.5)	$2.7	$(3.2)	(118.5)%

Operating margin	(71.4)%	385.7%
Operating revenues

Investments and Other segment operating revenues were $0.7 million for both the three months ended March 31, 2016 and 2015. The majority of the revenues in the Investments and Other segment are derived from the lease of facilities to third parties.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other segment.  For the three months ended March 31, 2016, the Investments and Other segment costs and expenses were $1.0 million, an increase of $3.3 million as compared to the same period in 2015. The increase is primarily related to a gain of $3.0 million on the sale of real estate during the three months ended March 31, 2015 that did not recur in 2016. In addition, during the three months ended March 31, 2016, the Company made a charitable contribution of $0.5 million of appreciated securities to a donor-advised fund.

Depreciation and amortization

Investments and Other segment depreciation and amortization expense was $0.2 million for the three months ended March 31, 2016, a decrease of $0.1 million as compared to the same period in 2015.

Income from operations

The Investments and Other segment recorded a loss from operations of $0.5 million during the three months ended March 31, 2016, a decrease of $3.2 million as compared to the same period in 2015.  The decrease in operating income for the three months ended March 31, 2016 is primarily due to the $3.0 million gain on the sale of real estate during the three months ended March 31, 2015 that did not recur in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $139.7 million at March 31, 2016) and other assets, and that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At March 31, 2016, we had approximately $635.1 million of availability under our domestic revolving credit facilities.

Sources and uses of cash

We had $73.4 million and $89.6 million of cash and cash equivalents at March 31, 2016 and December 31, 2015, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  During April 2016, we completed the sale of our U.K. Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Information on our consolidated cash flows for the three months ended March 31, 2016 and 2015 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows used in operating activities were $14.6 million during the three months ended March 31, 2016 compared to cash flows provided by operating activities of $12.3 million for the three months ended March 31, 2015, a decrease of $26.9 million.

Operating cash flows during the three months ended March 31, 2016 resulted principally from net income of $57.0 million adjusted for non-cash or non-operating items including net gains on investments of $2.8 million, equity in earnings of unconsolidated affiliates of $6.7 million, depreciation and amortization expense of $28.4 million and a $107.4 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $73.1 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits, a $31.7 million increase in accounts receivable due to timing of client collections and a $6.6 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Operating cash flows during the three months ended March 31, 2015 resulted principally from net income of $107.8 million, adjusted for non-cash or non-operating items including net gains on investments of $73.8 million, equity in earnings of unconsolidated affiliates of $14.9 million, depreciation and amortization expense of $29.4 million and a $38.4 million use of cash due to changes in operating assets and liabilities. Significant changes in operating assets and liabilities during the period include a $66.0 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $33.8 million source of cash for income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided by investing activities were $184.2 million during the three months ended March 31, 2016, as compared to $147.5 million for the three months ended March 31, 2015, an increase of $36.7 million.

Investing cash flows during the three months ended March 31, 2016 resulted principally from $254.4 million of net changes in funds held to satisfy client funds obligation and $122.0 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC and invest in securities, as well as approximately $15.0 million of cash loaned to IFDS U.K. during 2016.
Investing cash flows during the three months ended March 31, 2015 resulted principally from $117.4 million of proceeds from sales/maturities of investments and $75.9 million of net changes in funds held to satisfy client fund obligations. These sources of cash were partially offset by cash used to purchase capital assets and invest in securities.

Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2016	2015
Financial Services	$14.2	$18.7
Healthcare Services	0.3	2.2
Customer Communications	4.5	6.6
	$19.0	$27.5

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities were $185.8 million during the three months ended March 31, 2016 as compared to $199.8 million for the three months ended March 31, 2015, a decrease of $14.0 million.

Financing cash flows during the three months ended March 31, 2016 resulted principally from net changes in client fund obligations of $254.4 million and $88.6 million of share repurchases, partially offset by $158.9 million of increased borrowing on our accounts receivable securitization program and revolving credit facilities during 2016.
Financing cash flows during the three months ended March 31, 2015 resulted principally from $79.0 million of share repurchases, net changes in client fund obligations of $75.9 million and $38.3 million of net repayments associated with our accounts receivable securitization program and revolving credit facilities during 2015.
Common stock repurchases

During the three months ended March 31, 2016, we repurchased approximately 0.7 million shares of DST common stock for $75.0 million under our share repurchase plans. As of March 31, 2016, there was approximately $75.0 million remaining under our existing share repurchase plan. During the three months ended March 31, 2015, we repurchased approximately 0.8 million shares of DST common stock for $75.0 million under existing share repurchase programs from 2014 and 2015.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $13.6 million and $4.0 million during the three months ended March 31, 2016 and 2015, respectively.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $292.6 million and $533.4 million of client funds obligations at March 31, 2016 and December 31, 2015, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $721.5 million and $562.1 million of debt outstanding at March 31, 2016 and December 31, 2015, respectively, an increase of $159.4 million during the three months ended March 31, 2016, primarily associated with the KRFS business acquisition, share repurchases and working capital uses.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. An event of default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Our debt arrangements are described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At March 31, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of March 31, 2016, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of March 31, 2016 was approximately $139.7 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $8.6 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

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

Interest rate risk

We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2016, DST and BFDS had average daily cash balances of approximately $2.1 billion maintained in such accounts, of which approximately $1.3 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $7.1 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At March 31, 2016, we had $721.5 million of debt, of which $385.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At March 31, 2016, our international subsidiaries had approximately $293.2 million in total assets, and for the three months ended March 31, 2016, these international subsidiaries recorded net income of approximately $6.9 million.  We estimate that a 10% change in exchange rates would change total consolidated assets by approximately $29.3 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.7 million for the three months ended March 31, 2016.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Canadian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $131.7 million at March 31, 2016. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.1 million at March 31, 2016. We estimate that a 10% change in exchange rates would result in a $0.3 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.1 million at March 31, 2016. We estimate a 10% change in exchange rates on these contracts would result in a $6.3 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2016.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 10, “Commitments and Contingencies,” - Legal Proceedings of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2015 are as follows:

The SEC or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business. The Department of Labor recently issued fiduciary regulations that could impact our business.

The SEC or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds and other fund-types products (collectively referred to as “mutual funds”), which could adversely affect our business. The SEC may issue additional regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale. Additionally, brokers and financial intermediaries will become, in some instances, subject to a new DOL-imposed fiduciary standard-of-care that, if applicable, could cause them to alter their methods of distribution and/or wholesaling activities. The new DOL fiduciary regulations were recently issued and it is not yet clear what impact they may have on such activities.  We cannot predict the requirements the SEC or FINRA may propose and finally adopt in this area.  Regulations that would cause current distribution channels or interest in mutual fund investing to change could decrease the number of accounts on our systems as a result of changes in client offerings or the attractiveness of offerings to customers of our clients. This could adversely affect our business and operating results. Additionally, to the extent the Dodd-Frank Act and/or DOL regulations impact the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	650,463	(1)	$107.82	$70,076,383	$79,923,812	(2)
February 1 — February 29	47,131	(1)	104.46	4,923,538	75,000,274	(2)
March 1 — March 31	126,194	(1)	107.02	—	75,000,274	(2)
Total	823,788		$127.05	$74,999,921	$75,000,274	(2)
__________________________________________________

(1)
For the three months ended March 31, 2016, we purchased, in accordance with the applicable equity compensation plan, 126,726 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 532 shares were purchased in January 2016, no shares were purchased in February 2016 and 126,194 shares were purchased in March 2016.

(2)
On July 29, 2015 we announced that our Board of Directors authorized $250.0 million of share repurchases. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

May 3, 2016

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	001-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated February 29, 2016	8-K	001-14036	3.1	2/29/2016

(10) Material Contracts
10.1	Form of Performance Unit Award Agreement	8-K	001-14036	10.1	2/29/2016

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 3, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.