Form 10-Q
period 2016-06-30
DST SYSTEMS INC
filed 2016-08-05
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2016:
Common Stock $0.01 par value — 32,618,131

DST Systems, Inc.
Form 10-Q
June 30, 2016

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$72.7	$79.5
Funds held on behalf of clients	287.2	480.2
Client funding receivable	63.4	53.2
Accounts receivable	218.4	214.8
Other assets	74.8	49.8
Current assets held for sale	272.8	178.0
	989.3	1,055.5

Investments	333.6	418.2
Unconsolidated affiliates	323.9	312.2
Properties, net	239.5	256.7
Intangible assets, net	151.2	135.8
Goodwill	517.9	458.3
Other assets	47.4	57.0
Noncurrent assets held for sale	—	119.5
Total assets	$2,602.8	$2,813.2

Liabilities
Current liabilities
Current portion of debt	$152.6	$5.6
Client funds obligations	350.6	533.4
Accounts payable	46.6	51.2
Accrued compensation and benefits	85.6	126.5
Deferred revenues and gains	32.7	50.4
Other liabilities	78.7	66.2
Current liabilities held for sale	140.9	115.4
	887.7	948.7

Long-term debt	559.6	556.5
Income taxes payable	71.0	73.8
Deferred income taxes	88.3	104.7
Other liabilities	28.6	23.9
Noncurrent liabilities held for sale	—	44.5
Total liabilities	1,635.2	1,752.1

Commitments and contingencies (Note 11)

Redeemable Non-controlling Interest	20.5	15.1

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	131.8	136.7
Retained earnings	2,085.0	1,996.6
Treasury stock (16.8 million and 15.7 million shares, respectively), at cost	(1,266.7)	(1,129.7)
Accumulated other comprehensive income (loss)	(3.5)	41.9
Total stockholders’ equity	947.1	1,046.0
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,602.8	$2,813.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues	$373.9	$349.3	$735.2	$689.3
Out-of-pocket reimbursements	16.6	14.2	36.0	29.9
Total revenues	390.5	363.5	771.2	719.2

Costs and expenses	320.4	289.7	627.3	567.2
Depreciation and amortization	24.2	21.7	46.3	43.1
Operating income	45.9	52.1	97.6	108.9

Interest expense	(6.5)	(5.8)	(12.6)	(11.9)
Other income, net	7.0	92.2	13.3	175.5
Equity in earnings of unconsolidated affiliates	10.2	12.7	16.9	27.4
Income from continuing operations before income taxes and non-controlling interest	56.6	151.2	115.2	299.9

Income taxes	22.1	55.7	42.2	111.3
Income from continuing operations before non-controlling interest	34.5	95.5	73.0	188.6

Income from discontinued operations, net of tax	18.7	12.0	37.2	26.7
Net income	53.2	107.5	110.2	215.3

Net (income) loss attributable to non-controlling interest	(0.2)	—	0.9	—
Net income attributable to DST Systems, Inc.	$53.0	$107.5	$111.1	$215.3

Weighted average common shares outstanding	33.3	36.6	33.6	36.9
Weighted average diluted shares outstanding	33.6	37.0	33.9	37.3

Basic earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.03	$2.61	$2.20	$5.11
Discontinued operations	0.56	0.33	1.11	0.73
Basic earnings per share	$1.59	$2.94	$3.31	$5.84

Diluted earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.03	$2.58	$2.18	$5.06
Discontinued operations	0.55	0.33	1.10	0.72
Diluted earnings per share	$1.58	$2.91	$3.28	$5.78

Cash dividends per share of common stock	$0.33	$0.30	$0.66	$0.60

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to DST Systems, Inc.	$53.0	$107.5	$111.1	$215.3

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(6.1)	(46.1)	(22.4)	(103.5)
Cash flow hedges	—	0.1	0.2	0.2
Foreign currency translation adjustments	(20.1)	5.9	(23.2)	(4.4)
Other comprehensive loss	(26.2)	(40.1)	(45.4)	(107.7)

Comprehensive income	$26.8	$67.4	$65.7	$107.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows — operating activities:
Net income	$110.2	$215.3
Less: Income from discontinued operations	37.2	26.7
Income from continuing operations	73.0	188.6
Depreciation and amortization	46.3	43.1
Net gains on investments	(2.8)	(160.6)
Gain on sale of properties	—	(3.1)
Amortization of share-based compensation	13.3	12.1
Equity in earnings of unconsolidated affiliates	(16.9)	(27.4)
Cash dividends from unconsolidated affiliates	0.2	3.2
Deferred income taxes	(1.4)	(10.8)
Changes in accounts receivable	(12.4)	(9.2)
Changes in other assets	(4.9)	3.8
Changes in accounts payable and accrued liabilities	7.6	(2.9)
Changes in income taxes payable	(27.9)	(9.9)
Changes in deferred revenues and gains	(3.9)	(1.0)
Changes in accrued compensation and benefits	(40.7)	(35.4)
Other, net	5.4	(5.5)
Net cash provided from (used for) continuing operating activities	34.9	(15.0)
Net cash provided from discontinued operating activities	33.9	40.3
Net cash provided from operating activities	68.8	25.3

Cash flows — investing activities:
Cash paid for capital expenditures	(30.2)	(46.6)
Investments in securities	(138.7)	(43.6)
Proceeds from (advances to) unconsolidated affiliates	(12.3)	10.5
Proceeds from sales/maturities of investments	199.8	234.9
Net change in funds held to satisfy client funds obligations	193.0	141.6
Proceeds from sale of properties	5.7	4.6
Acquisition of businesses, net of cash and cash equivalents acquired	(93.5)	(8.5)
Proceeds from sale of business, net of cash and cash equivalents sold	9.5	7.9
Other, net	1.0	—
Net cash provided from continuing investing activities	134.3	300.8
Net cash provided from (used for) discontinued investing activities	7.3	(12.9)
Net cash provided from investing activities	141.6	287.9

Cash flows — financing activities:
Proceeds from issuance of common stock	2.3	7.4
Principal payments on debt	(3.4)	(3.2)
Net borrowings (repayments) on revolving credit facilities	3.9	(30.4)
Net borrowings (repayments) on accounts receivable securitization program	150.0	(15.0)
Net change in client funds obligations	(193.0)	(141.6)
Common stock repurchased	(163.9)	(154.7)
Payment of cash dividends	(22.1)	(22.1)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

Excess tax benefits from share-based compensation	3.7	3.9
Receipt of third party capital in investment fund	6.3	—
Other, net	—	(0.2)
Net cash used for continuing financing activities	(216.2)	(355.9)
Net cash used for discontinued financing activities	—	(6.0)
Net cash used for financing activities	(216.2)	(361.9)

Net decrease in cash and cash equivalents, including cash within assets held for sale	(5.8)	(48.7)
Cash and cash equivalents, beginning of period	89.6	151.7
Cash and cash equivalents, end of period	83.8	103.0

Less: cash and cash equivalents held for sale	11.1	9.7
Cash and cash equivalents of continuing operations, end of period	$72.7	$93.3

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

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. On July 1, 2016, we completed the sale of our North American Customer Communications business. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to pursue the divestiture of our United Kingdom Customer Communications business. As a result, beginning in the second quarter 2016, the Customer Communications segment, as well as certain businesses previously reported within the Financial Services segment that are also being sold, are reported as discontinued operations. Prior period amounts have been adjusted to be consistent with the current discontinued operations presentation. See Note 3, Discontinued Operations, for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year 2016.

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

In February 2015, the FASB issued guidance which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a Variable Interest Entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. In connection with the adoption of the guidance on

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

January 1, 2016, the Company reevaluated all of its investment products for consolidation and determined that certain of its investments in private equity funds met the definition of a VIE as our equity interests lacked the characteristics of a controlling financial interest. The revised consolidation guidance did not result in consolidation of any of our investments. See Note 4, Investments, for additional details regarding our investments in variable interest entities.

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

2. Significant Business Acquisitions

Acquisition of Kaufman Rossin Fund Services LLC

On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”) for $94.7 million in cash, after giving effect to a $0.3 million adjustment agreed upon in June 2016 to settle working capital under the provisions of the purchase agreement. DST financed the acquisition through cash-on-hand and available lines of credit. KRFS is a full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and to expand our asset administration service offerings. KRFS is included within the Financial Services segment.

The factors described above, combined with the synergies expected from combining our operations with the acquired entity and the resulting expansion of the service offerings available to our clients, are the basis for the acquisition price paid resulting in $61.0 million of goodwill recorded, all of which is expected to be deductible for tax purposes.
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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of KRFS and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid	$94.7

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.0
Accounts receivable	2.9
Other current assets	0.1
Investments	0.5
Properties (1)	6.8
Intangible assets	23.4
Goodwill	61.0
Total assets	95.7

Deferred revenue	0.6
Other current liabilities	0.4
Total liabilities	1.0
Net assets acquired	$94.7
_____________________________________________________
(1) Includes $6.5 million of acquired software with a weighted-average useful life of 6 years.

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$22.5	10 years
Other	0.9	3 years
	$23.4

The operating results of KRFS were combined with our operating results subsequent to the acquisition date. Approximately $6.4 million and $8.7 million of revenues and $1.5 million and $2.0 million of net pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, respectively. Pro-forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to our results.

3. Discontinued Operations

On June 14, 2016, we entered into a definitive agreement to sell our North American Customer Communications business for cash consideration of $410.0 million, subject to customary working capital and other post-closing adjustments. The transaction closed on July 1, 2016. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to pursue the divestiture of our United Kingdom Customer Communications business, which we anticipate will be completed within one year. As a result of this significant shift in the strategic direction of our operations, we have classified the results of the businesses being sold as discontinued operations in our Condensed Consolidated Statement of Income and Statement of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our Condensed Consolidated Balance Sheet.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Pursuant to the terms of the transaction, the Company will continue to provide certain information technology and operations processing activities to the North American Customer Communications business for an estimated period of 12 to 18 months following the transaction. Additionally, we will continue to incur costs for certain print related services received from the disposed business for an estimated period of 3 to 5 years following the transaction. The intersegment revenues which will continue post-transaction were approximately $4.0 million and $8.1 million for the three and six months ended June 30, 2016, as compared to $3.0 million and $6.9 million for the three and six months ended June 30, 2015. The intersegment expenses which will continue post-transaction were approximately $3.0 million and $8.5 million for the three and six months ended June 30, 2016, as compared to $4.1 million and $8.9 million for the three and six months ended June 30, 2015. These revenues and costs have been classified within continuing operations while the offsetting intercompany costs and revenues recorded within Customer Communications have been reclassified to discontinued operations for all periods presented.

The following table summarizes the assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (in millions):

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$11.1	$10.1
Accounts receivable	135.2	140.1
Investments	—	0.3
Unconsolidated affiliates	0.5	0.4
Properties, net	44.1	64.5
Intangible assets, net	19.2	20.6
Goodwill	24.2	24.8
Other assets	38.5	36.7
Total assets held for sale	$272.8	$297.5

Liabilities
Current portion of debt	$0.5	$—
Accounts payable	30.3	33.7
Accrued compensation and benefits	15.3	26.7
Deferred revenues and gains	5.0	5.5
Long-term debt	2.0	—
Income taxes payable	0.5	—
Other liabilities	87.3	94.0
Total liabilities held for sale	$140.9	$159.9

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the comparative financial results of discontinued operations which are presented as Income from discontinued operations, net of tax on our Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues	$151.7	$151.1	$311.5	$306.7
Out-of-pocket reimbursements	184.1	179.9	389.4	370.9
Total revenues	335.8	331.0	700.9	677.6

Costs and expenses	314.7	305.9	649.8	622.2
Depreciation and amortization	5.7	8.1	11.9	16.1
Operating income	15.4	17.0	39.2	39.3

Interest expense	—	(0.3)	—	(0.3)
Other income, net	—	0.1	—	0.1
Equity in earnings of unconsolidated affiliates	0.3	0.1	0.2	0.3
Income before income taxes	15.7	16.9	39.4	39.4

Income taxes	(3.0)	4.9	2.2	12.7
Income from discontinued operations, net of tax	$18.7	$12.0	$37.2	$26.7

In April 2016, we completed the sale of our United Kingdom Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with this sale, we leased back approximately two-thirds of the facilities under a 12-year lease. The rent payments and associated rent expense of the Bristol production facilities are approximately $0.7 million per year over the 12-year lease term.

4. Investments

Investments are as follows (in millions):

	Carrying Value
	June 30, 2016	December 31, 2015
Available-for-sale securities:
State Street Corporation	$117.7	$144.8
Other available-for-sale securities	11.7	74.7
	129.4	219.5
Other:
Trading securities	13.1	14.8
Seed capital investments, at fair value	64.9	50.7
Cost method, private equity and other investments	126.2	133.2
	204.2	198.7
Total investments	$333.6	$418.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Certain information related to our available-for-sale securities is as follows (in millions):

	June 30, 2016	December 31, 2015
Book cost basis	$29.4	$83.4
Gross unrealized gains	100.0	136.2
Gross unrealized losses	—	(0.1)
Market value	$129.4	$219.5

At June 30, 2016 and December 31, 2015, the carrying value of our available-for-sale investments was $129.4 million and $219.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $41.7 million and $54.8 million at June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016 and 2015, we received $59.4 million and $224.5 million, respectively, from the sale of investments in available-for-sale securities.  There were no gross realized gains or losses recorded during the three months ended June 30, 2016 as compared to gross realized gains of $87.8 million and gross realized losses of $0.9 million were recorded during the three months ended June 30, 2015, respectively, from the sale of available-for-sale securities. Gross realized gains of $5.8 million and $163.3 million and gross realized losses of $3.7 million and $2.4 million were recorded during the six months ended June 30, 2016 and 2015, respectively, from the sale of available-for-sale securities.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. The seed capital investments of $64.9 million and $50.7 million at June 30, 2016 and December 31, 2015, respectively, are comprised primarily of equity securities as well as $14.3 million and $10.8 million of cash collateral deposited with a broker for securities sold short at June 30, 2016 and December 31, 2015, respectively.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At June 30, 2016 and December 31, 2015, our carrying value of these private equity fund investments was approximately $109.4 million and $117.2 million, respectively.  At June 30, 2016, we had future capital commitments related to these private equity fund investments of approximately $4.5 million. Additionally, we have other investments with a carrying value of $16.8 million and $16.0 million at June 30, 2016 and December 31, 2015, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We had no impairments on cost method and other investments during the three and six months ended June 30, 2016 and 2015.

As a result of the revised consolidation guidance, we determined that our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At June 30, 2016 and December 31, 2015, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $113.9 million and $120.9 million, respectively.

5. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	June 30, 2016	December 31, 2015
International Financial Data Services (U.K. and L.P.)	50%	$204.8	$199.5
Boston Financial Data Services, Inc.	50%	87.2	82.9
Unconsolidated real estate and other affiliates		31.9	29.8
Total		$323.9	$312.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
International Financial Data Services (U.K. and L.P.)	$6.3	$9.7	$7.8	$17.0
Boston Financial Data Services, Inc.	1.7	1.1	4.3	2.5
Unconsolidated real estate and other affiliates	2.2	1.9	4.8	7.9
Total	$10.2	$12.7	$16.9	$27.4

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

As of June 30, 2016 and December 31, 2015, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$192.5	$192.5	$—	$—
Equity securities (2)	142.5	142.5	—	—
Seed capital investments (2)	64.9	64.9	—	—
Deferred compensation liabilities (3)	(13.1)	(13.1)	—	—
Securities sold short (3)	(13.8)	(13.8)	—	—
Derivative instruments (3)	0.5	—	0.5	—
Total	$373.5	$373.0	$0.5	$—

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$210.1	$210.1	$—	$—
Equity securities (2)	234.3	234.3	—	—
Seed capital investments (2)	50.7	50.7	—	—
Deferred compensation liabilities (3)	(14.8)	(14.8)	—	—
Securities sold short (3)	(10.7)	(10.7)	—	—
Derivative instruments (3)	(0.3)	—	(0.3)	—
Total	$469.3	$469.6	$(0.3)	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients, and Other current assets on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other assets or Other liabilities on the Condensed Consolidated Balance Sheet.

At June 30, 2016 and December 31, 2015, we held approximately $7.0 million and $6.1 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the table above. The investments in pooled funds are included within the $126.2 million and $133.2 million of cost method and other investments at June 30, 2016 and December 31, 2015, respectively, disclosed within Note 4, Investments.

7. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	June 30, 2016		December 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$203.6	$64.0	$181.1	$57.5
Other	28.5	16.9	27.6	15.4
Total	$232.1	$80.9	$208.7	$72.9

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for the three and six months ended June 30, 2016 was approximately $4.1 million and $8.0 million as compared to $2.8 million and $5.6 million for the three and six months ended June 30, 2015. The following table summarizes the estimated annual amortization for intangible assets recorded as of June 30, 2016 (in millions):

Remainder of 2016	$8.5
2017	16.8
2018	16.6
2019	15.5
2020	13.1
Thereafter	80.7
Total	$151.2

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2016, by segment (in millions):

	December 31, 2015	Acquisitions	Disposals	Other	June 30, 2016
Financial Services	$303.3	$61.0	$—	$(1.4)	$362.9
Healthcare Services	155.0	—	—	—	155.0
Total	$458.3	$61.0	$—	$(1.4)	$517.9

8. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	June 30, 2016	December 31, 2015
Accounts receivable securitization program	$150.0	$—
Revolving credit facilities	230.0	226.1
Senior notes	330.0	330.0
Related party credit agreements	0.4	1.5
Other indebtedness	1.8	4.5
	712.2	562.1
Less current portion of debt	152.6	5.6
Long-term debt	$559.6	$556.5

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed. As a result of the sale, the North American Customer Communications business was removed from the accounts receivable securitization program resulting in a reduction in the receivables eligible to be borrowed against beginning in the third quarter of 2016. In July 2016, we repaid approximately $55.0 million on the accounts receivable securitization program due to the decrease in eligible receivables from the sale.

The outstanding amount under the program was $150.0 million at June 30, 2016. There was no outstanding amount under the program at December 31, 2015.  During the six months ended June 30, 2016 and 2015, total proceeds from the accounts receivable securitization program were approximately $569.4 million and $499.6 million, respectively, and total repayments were approximately $419.4 million and $514.6 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $230.0 million and $226.1 million at June 30, 2016 and December 31, 2015, respectively.  We also have various other unsecured revolving lines of credit to support our consolidated subsidiaries’ operations that provide total borrowings of up to $30.0 million. There were no borrowings outstanding under these lines of credit at June 30, 2016 or December 31, 2015.

During the six months ended June 30, 2016 and 2015, total proceeds from our revolving credit facilities were approximately $638.3 million and $377.8 million, respectively, and total repayments were approximately $634.4 million and $408.2 million respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

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

As of June 30, 2016 and December 31, 2015, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$105.0	$108.1	$105.0	$108.5
Senior notes - Series C	65.0	68.7	65.0	68.2
Senior notes - Series D	160.0	177.7	160.0	172.8
Total	$330.0	$354.5	$330.0	$349.5

9. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate on income from continuing operations was 39.0% and 36.6% for the three and six months ended June 30, 2016 compared to 36.8% and 37.1% for the three and six months ended June 30, 2015. The Company’s tax rate for the three and six months ended June 30, 2016 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and transaction related taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income. Discrete period items resulted in a more significant impact on the tax rate during the three months ended than in the six months ended June 30, 2016. The Company’s tax rate for the three and six months ended June 30, 2015 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income from continuing operations attributable to DST Systems, Inc.	$34.3	$95.5	$73.9	$188.6
Income from discontinued operations	18.7	12.0	37.2	26.7
Net income attributable to DST Systems, Inc.	$53.0	$107.5	$111.1	$215.3

Weighted average common shares outstanding	33.3	36.6	33.6	36.9
Incremental shares from restricted stock units and stock options	0.3	0.4	0.3	0.4
Weighted average diluted shares outstanding	33.6	37.0	33.9	37.3

Basic earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.03	$2.61	$2.20	$5.11
Discontinued operations	0.56	0.33	1.11	0.73
Basic earnings per share	$1.59	$2.94	$3.31	$5.84

Diluted earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.03	$2.58	$2.18	$5.06
Discontinued operations	0.55	0.33	1.10	0.72
Diluted earnings per share	$1.58	$2.91	$3.28	$5.78

We had approximately 33.2 million and 36.4 million common shares outstanding at June 30, 2016 and 2015, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and six months ended June 30, 2016 and 2015.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the six months ended June 30, 2016, we granted approximately 0.4 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units.  Additionally, during the six months ended June 30, 2016, we had 0.3 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At June 30, 2016, we had 1.0 million unvested RSU’s and 0.4 million stock options outstanding.

We recognized share based compensation expense of $7.6 million and $15.3 million during the three and six months ended June 30, 2016 as compared to $7.5 million and $14.4 million during the three and six months ended June 30, 2015. These amounts are inclusive of discontinued operations. At June 30, 2016, we had $64.9 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $14.9 million for the remainder of 2016, $14.5 million for 2017, $7.4 million for 2018 and $1.4 million for 2019. Future expense recognition is not projected on approximately $26.7 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other comprehensive income (loss)

Accumulated other comprehensive income (loss) balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$84.0	$(0.1)	$(42.0)	$41.9
Net current period other comprehensive income (loss)	(22.4)	0.2	(23.2)	(45.4)
Balance, June 30, 2016	$61.6	$0.1	$(65.2)	$(3.5)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	June 30,
	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(9.9)	$(6.1)	$11.8	$8.4
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	—	—	(86.9)	(54.5)
Net change in available-for-sale securities	(9.9)	(6.1)	(75.1)	(46.1)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	—	—	(0.1)	—
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.1)	—	0.1	0.1
Net change in cash flow hedges	(0.1)	—	—	0.1
Cumulative translation adjustments (3)	(20.0)	(20.1)	5.9	5.9
Total other comprehensive loss	$(30.0)	$(26.2)	$(69.2)	$(40.1)

	Six Months Ended
	June 30,
	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$(34.2)	$(21.2)	$(6.4)	$(3.8)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(1.9)	(1.2)	(160.9)	(99.7)
Net change in available-for-sale securities	(36.1)	(22.4)	(167.3)	(103.5)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.5	0.3	—	—
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.2)	(0.1)	0.2	0.2
Net change in cash flow hedges	0.3	0.2	0.2	0.2
Cumulative translation adjustments (3)	(23.2)	(23.2)	(4.4)	(4.4)
Total other comprehensive loss	$(59.0)	$(45.4)	$(171.5)	$(107.7)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.
(3) Cumulative translation adjustments are inclusive of amounts derived from assets and liabilities held for sale.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $47.9 million and $44.7 million at June 30, 2016 and December 31, 2015, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $24.0 million and $22.4 million at June 30, 2016 and December 31, 2015, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both June 30, 2016 and December 31, 2015, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the six months ended June 30, 2016, we repurchased approximately 1.4 million shares of DST common stock for $150.0 million, which completed the existing share repurchase plan. On June 14, 2016, our Board of Directors authorized a new $300.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. During July 2016, we spent $75.0 million to repurchase approximately 0.6 million shares. As of July 31, 2016, there was approximately $225.0 million remaining under our new share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $13.9 million and $4.7 million during the six months ended June 30, 2016 and 2015, respectively.

Dividends

Total dividends for the six months ended June 30, 2016 and 2015 were $22.7 million and $22.1 million, respectively. Cash dividends paid during the six months ended June 30, 2016 and 2015 were $22.1 million and 22.1 million. The remaining amount of dividends represents dividend equivalent shares of restricted stock units in lieu of cash dividends.

11. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $10.7 million and $10.6 million outstanding at June 30, 2016 and December 31, 2015, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At June 30, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Legal Proceedings

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

12. Segment Information

Our operating business units offer sophisticated information processing and software services and products. We present these businesses as two operating segments, Financial Services and Healthcare Services.  During the second quarter of 2016, we entered into a definitive agreement to sell our North American Customer Communications business and announced our intent to sell our U.K. Customer Communications business. Beginning in the second quarter 2016, the Customer Communications segment, as well as the results of certain businesses previously reported within the Financial Services segment which were also sold or will be sold with the Customer Communications transactions, are reported as discontinued operations. Prior periods have also been adjusted to be consistent with the current presentation. Investments in our equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other segment.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2016	December 31, 2015
Financial Services	$1,474.0	$1,611.2
Healthcare Services	422.0	405.3
Investments and Other	437.3	502.7
Assets held for sale	272.8	297.5
Elimination Adjustments	(3.3)	(3.5)
	$2,602.8	$2,813.2

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates. Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2016
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$269.8	$104.0	$0.1	$—	$373.9
Intersegment operating revenues	10.9	—	—	(10.9)	—
Out-of-pocket reimbursements	14.6	2.0	—	—	16.6
Total revenues	295.3	106.0	0.1	(10.9)	390.5

Costs and expenses	245.8	84.8	0.7	(10.9)	320.4
Depreciation and amortization	19.8	3.9	0.5	—	24.2

Operating income (loss)	29.7	17.3	(1.1)	—	45.9
Other income, net	0.1	—	6.9	—	7.0
Equity in earnings of unconsolidated affiliates	8.0	—	2.2	—	10.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$37.8	$17.3	$8.0	$—	$63.1

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended June 30, 2015
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$256.5	$92.1	$0.7	$—	$349.3
Intersegment operating revenues	9.2	—	—	(9.2)	—
Out-of-pocket reimbursements	12.8	1.6	—	(0.2)	14.2
Total revenues	278.5	93.7	0.7	(9.4)	363.5

Costs and expenses	219.7	78.9	0.5	(9.4)	289.7
Depreciation and amortization	17.0	4.6	0.1	—	21.7

Operating income	41.8	10.2	0.1	—	52.1
Other income, net	0.4	0.1	91.7	—	92.2
Equity in earnings of unconsolidated affiliates	10.8	—	1.9	—	12.7

Earnings from continuing operations before interest, income taxes and non-controlling interest	$53.0	$10.3	$93.7	$—	$157.0

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $6.5 million and $5.8 million for the three months ended June 30, 2016 and 2015 is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2016
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$526.2	$208.2	$0.8	$—	$735.2
Intersegment operating revenues	21.1	—	—	(21.1)	—
Out-of-pocket reimbursements	31.6	4.5	—	(0.1)	36.0
Total revenues	578.9	212.7	0.8	(21.2)	771.2

Costs and expenses	474.7	172.1	1.7	(21.2)	627.3
Depreciation and amortization	37.4	8.2	0.7	—	46.3

Operating income (loss)	66.8	32.4	(1.6)	—	97.6
Other income (loss), net	(3.5)	—	16.8	—	13.3
Equity in earnings of unconsolidated affiliates	12.6	0.1	4.2	—	16.9

Earnings from continuing operations before interest, income taxes and non-controlling interest	$75.9	$32.5	$19.4	$—	$127.8

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Six Months Ended June 30, 2015
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$503.9	$184.0	$1.4	$—	$689.3
Intersegment operating revenues	19.6	—	—	(19.6)	—
Out-of-pocket reimbursements	27.0	3.5	—	(0.6)	29.9
Total revenues	550.5	187.5	1.4	(20.2)	719.2

Costs and expenses	430.0	159.2	(1.8)	(20.2)	567.2
Depreciation and amortization	33.5	9.2	0.4	—	43.1

Operating income	87.0	19.1	2.8	—	108.9
Other income (loss), net	(1.0)	0.1	176.4	—	175.5
Equity in earnings of unconsolidated affiliates	19.5	0.1	7.8	—	27.4

Earnings from continuing operations before interest, income taxes and non-controlling interest	$105.5	$19.3	$187.0	$—	$311.8

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $12.6 million and $11.9 million for the six months ended June 30, 2016 and 2015 is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

13. Restructuring Charges

As a result of market changes that have impacted DST’s service offerings to clients, including lower registered account processing, DST completed a restructuring in June 2016 to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services segment. During the three months ended June 30, 2016, we incurred pretax restructuring charges related to employee termination costs of $9.9 million and lease termination costs of $0.5 million. As of June 30, 2016, we had a liability of $7.2 million associated with these restructuring activities which will be substantially paid out during the third quarter of 2016.

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
We manage our business through two operating segments, Financial Services and Healthcare Services.  Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment.
In connection with the execution of our strategic plan, which includes focusing on the Financial Services and Healthcare markets, we entered into a definitive agreement to sell our North American Customer Communications business for cash consideration of $410.0 million, subject to customary working capital and other post-closing adjustments, during the second quarter 2016. The transaction closed on July 1, 2016. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to divest of our United Kingdom Customer Communications business. As a result of this significant shift in the strategic direction of our operations, we have classified the results of the businesses being sold as discontinued operations in our Condensed Consolidated Statement of Income for all periods presented. The Company intends to use its net after-tax proceeds in accordance with its capital plan, including investments in the business, share repurchases, strategic acquisitions, debt repayments and other corporate purposes.
Newkirk Products Inc. (“Newkirk”), an entity that was sold by DST as part of the July 1, 2016 divestiture of our North American Customer Communications business, experienced a cybersecurity incident prior to the divestiture, which was discovered after the divestiture. The incident affected a server that DST made available for use by Newkirk after the divestiture for continuity of Newkirk’s operations.  This server did not contain social security numbers, banking, mutual fund, brokerage, credit card or similar financial information, medical information or insurance claims information.  The data potentially subject to unauthorized access varies by plan but includes some combination of: the member’s name, mailing address, type of plan, member and group ID number, names of dependents enrolled in the plan, primary care provider, and in some cases, date of birth, premium invoice information and Medicaid ID number.  Security remediation actions were taken promptly upon discovery.  DST and other affected parties have been working with outside experts and appropriate authorities to investigate the incident. The impacted clients have been alerted. Based upon findings to date, the Company does not expect it to materially impact DST’s financial condition or results of operation.
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

In the U.S., we provide services to mutual funds, brokerage firms, retirement plans and alternative investment funds (such as real estate investment trusts) either directly or through Boston Financial Data Services, Inc. (“BFDS”), our domestic joint venture with State Street Corporation (“State Street”). In Australia and the U.K., we license software solutions to funds and fund managers, who perform participant accounting and recordkeeping for the wealth management and retirement savings market. We also provide investor services on a Remote and BPO basis internationally (U.K., Canada, Ireland and Luxembourg) solely through IFDS U.K. and IFDS L.P., which are also joint ventures with State Street.
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
On February 24, 2016, we acquired all of the membership interests of Kaufman Rossin Fund Services LLC (“KRFS”) for $94.7 million in cash, after giving effect to a $0.3 million adjustment agreed upon in June 2016 to settle working capital under the provisions of the purchase agreement. KRFS is a full-service provider of specialized hedge fund administration services to the global financial community. KRFS’ hedge fund services include accounting and valuation, back-office outsourcing, investor services, treasury services, and customized reporting. We expect the acquisition to provide us with additional opportunities within the alternative investment marketplace and expand our asset administration service offerings.
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

Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations.  Processing volumes for mutual fund customers within our Financial Services segment are usually highest during the three months ended March 31 due primarily to processing year-end transactions during January.  Revenues and operating results from individual license sales vary depending on the timing and size of the contract.
RESULTS OF OPERATIONS

The following table summarizes our operating results (in millions). Additional information regarding each of our segments operating results is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$373.9	$349.3	$24.6	7.0%
Out-of-pocket reimbursements	16.6	14.2	2.4	16.9%
Total revenues	390.5	363.5	27.0	7.4%

Costs and expenses	320.4	289.7	30.7	10.6%
Depreciation and amortization	24.2	21.7	2.5	11.5%
Operating income	45.9	52.1	(6.2)	(11.9)%

Interest expense	(6.5)	(5.8)	0.7	12.1%
Other income, net	7.0	92.2	(85.2)	(92.4)%
Equity in earnings of unconsolidated affiliates	10.2	12.7	(2.5)	(19.7)%
Income from continuing operations before income taxes and non-controlling interest	56.6	151.2	(94.6)	(62.6)%

Income taxes	22.1	55.7	(33.6)	(60.3)%
Income from continuing operations before non-controlling interest	34.5	95.5	(61.0)	(63.9)%

Income from discontinued operations, net of tax	18.7	12.0	6.7	55.8%
Net income	53.2	107.5	(54.3)	(50.5)%

Net income attributable to non-controlling interest	(0.2)	—	(0.2)	—%
Net income attributable to DST Systems, Inc.	$53.0	$107.5	$(54.5)	(50.7)%

	Six Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$735.2	$689.3	$45.9	6.7%
Out-of-pocket reimbursements	36.0	29.9	6.1	20.4%
Total revenues	771.2	719.2	52.0	7.2%

Costs and expenses	627.3	567.2	60.1	10.6%
Depreciation and amortization	46.3	43.1	3.2	7.4%
Operating income	97.6	108.9	(11.3)	(10.4)%

Interest expense	(12.6)	(11.9)	0.7	5.9%
Other income, net	13.3	175.5	(162.2)	(92.4)%
Equity in earnings of unconsolidated affiliates	16.9	27.4	(10.5)	(38.3)%
Income from continuing operations before income taxes and non-controlling interest	115.2	299.9	(184.7)	(61.6)%

Income taxes	42.2	111.3	(69.1)	(62.1)%
Income from continuing operations before non-controlling interest	73.0	188.6	(115.6)	(61.3)%

Income from discontinued operations, net of tax	37.2	26.7	10.5	39.3%
Net income	110.2	215.3	(105.1)	(48.8)%

Net loss attributable to non-controlling interest	0.9	—	0.9	—%
Net income attributable to DST Systems, Inc.	$111.1	$215.3	$(104.2)	(48.4)%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2016 were $390.5 million and $771.2 million, an increase of $27.0 million or 7.4% and $52.0 million or 7.2% compared to the three and six months ended June 30, 2015.  Consolidated operating revenues for the three and six months ended June 30, 2016 increased $24.6 million or 7.0% and $45.9 million or 6.7% as compared to the same periods in 2015.

The increase in consolidated operating revenues during the three and six months ended June 30, 2016 was attributable to increased operating revenues across both the Financial Services and Healthcare Services operating segments.

Consolidated OOP reimbursements for the three and six months ended June 30, 2016 increased $2.4 million or 16.9% and $6.1 million or 20.4% as compared to the same periods in 2015.  The increase in OOP reimbursements is primarily attributable to increased client volumes in the Financial Services segment.

Operating income

Consolidated operating income for the three and six months ended June 30, 2016 was $45.9 million and $97.6 million, a decrease of $6.2 million or 11.9% and $11.3 million or 10.4% as compared to the same periods in 2015.  The decrease in operating income during the three and six months ended June 30, 2016 was primarily due to decreases within the Financial Services segment, partially offset by increases within the Healthcare Services segment.

Interest expense

Interest expense for the three and six months ended June 30, 2016 was $6.5 million and $12.6 million, respectively, an increase of $0.7 million as compared to both the three and six months ended June 30, 2015 due to an increase in average outstanding borrowings.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net realized gains from sale of available-for-sale securities	$—	$86.9	$2.1	$160.9
Net gain on other investments	8.0	3.1	14.3	10.8
Dividend income	1.2	1.8	2.5	3.7
Miscellaneous items	(2.2)	0.4	(5.6)	0.1
Other income, net	$7.0	$92.2	$13.3	$175.5

We recorded no gains from the sale of State Street available-for-sale securities as we did not sell any State Street securities during the six months ended June 30, 2016, as compared to a gain of $157.3 million from the sale of approximately 2.3 million shares of State Street during the six months ended June 30, 2015.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
IFDS (U.K. and L.P.)	$6.3	$9.7	$7.8	$17.0
BFDS	1.7	1.1	4.3	2.5
Other	2.2	1.9	4.8	7.9
	$10.2	$12.7	$16.9	$27.4

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$284.6	$274.4	$543.5	$535.9
Costs and expenses	252.3	236.9	491.6	467.4
Depreciation and amortization	10.5	10.0	20.7	18.2
Operating income	21.8	27.5	31.2	50.3
Non-operating income	0.2	0.7	0.3	1.3
Income before income taxes	22.0	28.2	31.5	51.6
Income taxes	6.0	6.8	7.4	12.7
Net income	$16.0	$21.4	$24.1	$38.9

DST’s equity in earnings of IFDS decreased $3.4 million and $9.2 million during the three and six months ended June 30, 2016 as compared to the same periods in 2015. The decrease is primarily the result of lower revenues recognized related to the ongoing client conversion activities and higher operating costs as IFDS expands its infrastructure to address increasing regulatory, compliance and security needs.

The multi-year implementation efforts for the two IFDS wealth management platform clients are progressing, however the scope and timing continues to be adjusted as client requirements evolve. In 2014, IFDS began capitalizing a significant portion of the software development costs incurred to develop the new wealth management platform for the U.K. market resulting in approximately £102.8 million (£51.4 million at DST’s 50% ownership) of capitalized costs through June 30, 2016.  These costs will continue to be incurred as the platform is completed. As the projects are completed and the underlying modules are placed into production, we expect that IFDS’ earnings will decrease due to the amortization of the capitalized software costs coupled with the decline in implementation revenue.

DST’s equity in earnings of BFDS increased $0.6 million and $1.8 million during the three and six months ended June 30, 2016, as compared to the same periods in 2015 as a result higher ancillary revenues and reduced operating costs.

Our equity in earnings of other unconsolidated affiliates increased $0.3 million and decreased $3.1 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease for the six months ended June 30, 2016 is primarily due to lower gains from the sale of real estate investments.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 39.0% and 36.6% for the three and six months ended June 30, 2016, compared to 36.8% and 37.1% for the three and six months ended June 30, 2015. The change in the Company’s tax rate for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily a result of transaction related taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income. Discrete period items resulted in a more significant impact on the tax rate during the three months ended than in the six months ended June 30, 2016.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 36.5% for full year 2016.  The full year 2016 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three and six months ended June 30, 2016 was $18.7 million and $37.2 million, respectively, an increase of $6.7 million or 55.8% and $10.5 million or 39.3% as compared to the same periods in 2015. The increase is primarily attributable to a $7.0 million tax benefit that resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company’s investment in certain of the Customer Communications entities that met the criteria for held-for-sale classification during the second quarter of 2016.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$280.7	$265.7	$15.0	5.6%
Out-of-pocket reimbursements	14.6	12.8	1.8	14.1%
Total revenues	295.3	278.5	16.8	6.0%
Costs and expenses	245.8	219.7	26.1	11.9%
Depreciation and amortization	19.8	17.0	2.8	16.5%
Operating income	$29.7	$41.8	$(12.1)	(28.9)%

Operating margin	10.6%	15.7%

	Six Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$547.3	$523.5	$23.8	4.5%
Out-of-pocket reimbursements	31.6	27.0	4.6	17.0%
Total revenues	578.9	550.5	28.4	5.2%
Costs and expenses	474.7	430.0	44.7	10.4%
Depreciation and amortization	37.4	33.5	3.9	11.6%
Operating income	$66.8	$87.0	$(20.2)	(23.2)%

Operating margin	12.2%	16.6%

The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	June 30,
	2016	2015
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	26.5	28.5
IRA mutual fund accounts	21.6	22.2
Other retirement accounts	8.1	8.1
Section 529 and Educational IRAs	8.0	8.6
Registered accounts - tax-advantaged	37.7	38.9
Total registered accounts	64.2	67.4
Subaccounts	30.4	30.0
Total U.S. mutual fund shareowner accounts processed	94.6	97.4

International mutual fund shareowner accounts processed:
IFDS U.K.	9.0	11.4
IFDS L.P. (Canada)	13.4	12.8
Total international mutual fund shareowner accounts processed	22.4	24.2

Defined contribution participant accounts	6.4	6.4

ALPS (in billions of U.S. dollars):
Assets Under Management	$15.5	$15.2
Assets Under Administration	$170.5	$138.0

Automatic Work Distributor workstations (in thousands)	211.9	212.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Changes in registered accounts:
Beginning balance	64.9	68.5	65.4	68.8
Subaccounting conversions to DST platforms	—	(0.5)	(0.1)	(0.9)
Subaccounting conversions to non-DST platforms	(0.4)	(0.4)	(0.4)	(0.6)
Conversions to non-DST platforms	—	(0.1)	(0.2)	(0.1)
Organic growth (decline)	(0.3)	(0.1)	(0.5)	0.2
Ending balance	64.2	67.4	64.2	67.4

Changes in subaccounts:
Beginning balance	30.4	29.4	31.3	28.6
New client conversions	0.2	—	0.2	—
Conversions from non-DST registered platforms	—	0.2	—	0.2
Conversions from DST’s registered accounts	—	0.5	0.1	0.9
Organic growth (decline)	(0.2)	(0.1)	(1.2)	0.3
Ending balance	30.4	30.0	30.4	30.0

Changes in defined contribution participant accounts:
Beginning balance	7.3	7.4	7.0	7.2
Organic decline	(0.9)	(1.0)	(0.6)	(0.8)
Ending balance	6.4	6.4	6.4	6.4

Operating revenues

Financial Services segment operating revenues for the three and six months ended June 30, 2016 were $280.7 million and $547.3 million, respectively, an increase of $15.0 million or 5.6% and $23.8 million or 4.5% as compared to the same periods in 2015. The increase in operating revenues for the three and six months ended June 30, 2016 is primarily driven from the businesses acquired during 2015 and 2016, which contributed $11.6 million and $18.8 million of incremental operating revenues during the three and six months ended June 30, 2016. Additionally, operating revenues increased as a result of increased professional services revenue associated with our international wealth management platform business, and organic and new client growth within our Brokerage Solutions business. These increases were partly offset by negative market conditions impacting our asset management business, a decline in mutual fund registered shareowner account processing revenue due to lower registered accounts, primarily as a result of subaccounting conversions, and approximately $1.8 million and $4.0 million of negative foreign currency movements for the three and six months ended June 30, 2016, respectively. Additionally, software license revenues for the three and six months ended June 30, 2016 were $8.1 million and $15.9 million, respectively, a decrease of $0.2 million and $0.9 million as compared to the same periods in 2015.

Costs and expenses

Financial Services segment costs and expenses were $245.8 million and $474.7 million for the three and six months ended June 30, 2016, respectively, an increase of $26.1 million or 11.9% and $44.7 million or 10.4% as compared to the same periods in 2015. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating costs, included in costs and expenses, were $14.6 million and $31.6 million for the three and six months ended June 30, 2016, respectively, an increase of $1.8 million or 14.1% and $4.6 million or 17.0% as compared to the same periods in 2015.

Excluding reimbursable operating costs, costs and expenses were $231.2 million and $443.1 million for the three and six months ended June 30, 2016, an increase of $24.3 million or 11.7% and $40.1 million or 10.0% as compared to the same periods in 2015. The increase in costs and expenses during 2016 was primarily impacted by the acquisitions completed during 2015 and 2016, which resulted in approximately $13.6 million and $21.7 million of incremental operating expenses, including performance-related contingent consideration, during the three and six months ended June 30, 2016. Additionally, we had higher costs associated with the second quarter 2016 restructuring activities which resulted in $10.4 million of employee and lease termination costs during the three months ended June 30, 2016 to enhance operational efficiency within the Financial

Services segment. Also impacting costs and expenses were increased costs incurred to enhance the network infrastructure utilized across all of our operating businesses as well as incremental costs to service new and existing clients. During the three months ended June 30, 2016, we recognized a $6.0 million software impairment. These increases were partly offset by cost containment efforts and $2.3 million and $5.2 million of foreign currency movements during the three and six months ended June 30, 2016.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three and six months ended June 30, 2016 was $19.8 million and $37.4 million, respectively, an increase of $2.8 million or 16.5% and $3.9 million or 11.6% as compared to the same periods in 2015. The increase during the three and six months ended June 30, 2016 was primarily attributable to incremental amortization associated with acquired intangibles from the acquisitions completed in 2015 and 2016 as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure and increase security and regulatory compliance.

Operating income

Financial Services segment operating income for the three and six months ended June 30, 2016 was $29.7 million and $66.8 million, respectively, a decrease of $12.1 million or 28.9% and $20.2 million or 23.2% as compared to the same periods in 2015. Financial Services segment operating income for the three and six months ended June 30, 2016 decreased primarily from $10.4 million of restructuring costs incurred during 2016, higher costs and expenses from the acquisitions completed during 2015 and 2016 and increased costs to enhance our network infrastructure, maintain security and regulatory compliance and service new and existing clients. Additionally, during the three months ended June 30, 2016, we recognized a $6.0 million software impairment. These increases were partly offset by higher operating revenues and cost containment efforts during the three and six months ended June 30, 2016. The impacts on operating income from foreign currency movements were not significant.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$104.0	$92.1	$11.9	12.9%
Out-of-pocket reimbursements	2.0	1.6	0.4	25.0%
Total revenues	106.0	93.7	12.3	13.1%
Costs and expenses	84.8	78.9	5.9	7.5%
Depreciation and amortization	3.9	4.6	(0.7)	(15.2)%
Operating income	$17.3	$10.2	$7.1	69.6%

Operating margin	16.6%	11.1%

	Six Months Ended		Change
	June 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$208.2	$184.0	$24.2	13.2%
Out-of-pocket reimbursements	4.5	3.5	1.0	28.6%
Total revenues	212.7	187.5	25.2	13.4%
Costs and expenses	172.1	159.2	12.9	8.1%
Depreciation and amortization	8.2	9.2	(1.0)	(10.9)%
Operating income	$32.4	$19.1	$13.3	69.6%

Operating margin	15.6%	10.4%

The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	June 30,
	2016	2015
DST Health Solutions covered lives	23.2	24.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Argus pharmacy paid claims	126.7	122.3	253.6	242.2

Operating revenues

Healthcare Services segment operating revenues for the three and six months ended June 30, 2016 were $104.0 million and $208.2 million, respectively, an increase of $11.9 million or 12.9% and $24.2 million or 13.2% as compared to the same periods in 2015.  Operating revenues for the three and six months ended June 30, 2016 were higher as compared to the same periods in 2015 primarily from new medical claims processing clients implemented in January 2016, organic growth and expansion of the high-value services we are offering to existing clients in both the medical and pharmacy businesses. Operating revenues include approximately $2.0 million and $3.8 million of software license fee revenues for the three and six months ended June 30, 2016, respectively, a decrease of $1.4 million and $2.2 million over the same periods in 2015.

Costs and expenses

Healthcare Services segment costs and expenses were $84.8 million and $172.1 million for the three and six months ended June 30, 2016, respectively, an increase of $5.9 million or 7.5% and $12.9 million or 8.1% as compared to the same periods in 2015. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three and six months ended June 30, 2016 was primarily attributable to a combination of increased staffing costs incurred to support the higher medical transaction volumes due to growth in business process outsourcing services and higher restructuring costs as we consolidate our operations.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and six months ended June 30, 2016 was $3.9 million and $8.2 million, respectively, a decrease of $0.7 million or 15.2% and $1.0 million or 10.9% as compared to the same periods in 2015, attributable to lower capital expenditures.

Operating income

Healthcare Services segment operating income for the three and six months ended June 30, 2016 was $17.3 million and $32.4 million, respectively, an increase of $7.1 million and $13.3 million as compared to the same periods in 2015.  The increase is primarily attributable to higher revenues from new medical claims processing clients implemented in January 2016 and enhanced economies of scale, partially offset by increased staffing costs associated with supporting new and existing client growth and higher restructuring costs as we consolidate our operations.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other segment recorded an operating loss of $1.1 million and $1.6 million during the three and six months ended June 30, 2016, respectively, a decrease of $1.2 million and $4.4 million as compared to the same periods in 2015.  The decrease in operating income is primarily related to a $3.1 million gain on the sale of real estate during the six months ended June 30, 2015 that did not recur in 2016 as well as incremental expense associated with the charitable contributions of marketable securities to a donor-advised fund during 2016. These were partially offset by lower occupancy costs for the three and six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $129.4 million at June 30, 2016) and other assets, and that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At June 30, 2016, we had approximately $640.1 million of availability under our domestic revolving credit facilities. With the sale of the North American Customer Communications business on July 1, 2016, we anticipate that, on an ongoing basis, the available borrowings under the Accounts receivable securitization program will be reduced by approximately $50.0 million to $60.0 million, depending on the level of eligible accounts receivable of the entities remaining in the program.

Sources and uses of cash

We had $72.7 million and $79.5 million of cash and cash equivalents at June 30, 2016 and December 31, 2015, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on our consolidated cash flows for the six months ended June 30, 2016 and 2015 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

The sale of our North American Customer Communications business on July 1, 2016 resulted in cash consideration of $410.0 million, subject to customary working capital and other post-closing adjustments. We expect to use the proceeds from the sale to continue to advance our strategic priorities, including ongoing investments in our remaining businesses, acquisitions and shareholder returns.

Operating activities

Cash flows provided from operating activities from continuing operations were $34.9 million during the six months ended June 30, 2016 compared to cash flows used for operating activities of $15.0 million for the six months ended June 30, 2015, an increase of $49.9 million.

Operating cash flows from continuing operations during the six months ended June 30, 2016 resulted principally from net income of $73.0 million, adjusted for non-cash or non-operating items including equity in earnings of unconsolidated affiliates of $16.9 million and depreciation and amortization expense of $46.3 million, and a use of cash due to changes in operating assets and liabilities of $76.8 million. Significant changes in operating assets and liabilities during the period include a $40.7 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits, a $12.4 million increase in accounts receivable due to timing of client collections and a $27.9 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Operating cash flows used for continuing operations during the six months ended June 30, 2015 resulted principally from net income of $188.6 million, adjusted for non-cash or non-operating items including net gains on investments of $160.6 million, equity in earnings of unconsolidated affiliates of $27.4 million, and depreciation and amortization expense of $43.1 million, as well as a use of cash due to changes in operating assets and liabilities of $60.1 million. Significant changes in operating assets and liabilities during the period include a $35.4 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $9.9 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided from investing activities from continuing operations were $134.3 million during the six months ended June 30, 2016, as compared to $300.8 million for the six months ended June 30, 2015, a decrease of $166.5 million.

Investing cash flows from continuing operations during the six months ended June 30, 2016 resulted principally from $193.0 million of net changes in funds held to satisfy client funds obligations and $199.8 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC, purchase capital assets, and invest in securities (principally seed capital investments) of $93.5 million, $30.2 million, and $138.7 million, respectively, as well as approximately $15.0 million of cash loaned to IFDS U.K. during 2016.
Investing cash flows from continuing operations during the six months ended June 30, 2015 resulted principally from $234.9 million of proceeds from sales/maturities of investments and $141.6 million of net changes in funds held to satisfy client fund obligations. These sources of cash were partially offset by cash used to purchase capital assets and invest in securities of $46.6 million and $43.6 million, respectively.
Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2016	2015
Financial Services	$28.0	$42.8
Healthcare Services	2.2	3.8
	$30.2	$46.6

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities from continuing operations were $216.2 million during the six months ended June 30, 2016 as compared to $355.9 million for the six months ended June 30, 2015, a decrease of $139.7 million.

Financing cash flows used for continuing operations during the six months ended June 30, 2016 resulted principally from net changes in client funds obligations of $193.0 million and $163.9 million of share repurchases, partially offset by $153.9 million of increased borrowings on our accounts receivable securitization program and revolving credit facilities during 2016.
Financing cash flows used for continuing operations during the six months ended June 30, 2015 resulted principally from $154.7 million of share repurchases, net changes in client fund obligations of $141.6 million and $45.4 million of net repayments of our accounts receivable securitization program and revolving credit facilities during 2015.
Common stock repurchases

During the six months ended June 30, 2016, we repurchased approximately 1.4 million shares of DST common stock for $150.0 million, which completed the existing share repurchase plan. On June 14, 2016, our Board of Directors authorized a new $300.0 million share repurchase plan. During July 2016, we repurchased an additional 0.6 million shares for $75.0 million, resulting in approximately $225.0 million remaining under our new share repurchase plan. During the six months ended June 30, 2015, we repurchased approximately 1.4 million shares of DST common stock for $150.0 million under existing share repurchase programs from 2014 and 2015.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $13.9 million and $4.7 million during the six months ended June 30, 2016 and 2015, respectively.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. We had $350.6 million and $533.4 million of client funds obligations at June 30, 2016 and December 31, 2015, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $712.2 million and $562.1 million of debt outstanding at June 30, 2016 and December 31, 2015, respectively, an increase of $150.1 million during the six months ended June 30, 2016, primarily associated with the KRFS business acquisition, share repurchases and working capital uses.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. An event of default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Our debt arrangements are described in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At June 30, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of June 30, 2016, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of June 30, 2016 was approximately $129.4 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $8.0 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

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

Interest rate risk

We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2016, DST and BFDS had average daily cash balances of approximately $1.8 billion maintained in such accounts, of which approximately $1.0 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $6.3 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At June 30, 2016, we had $712.2 million of debt, of which $380.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At June 30, 2016, our international subsidiaries had approximately $223.2 million in total assets, and for the three and six months ended June 30, 2016, these international subsidiaries recorded net income of approximately $6.5 million and $10.0 million, respectively.  We estimate that a 10% change in exchange rates would change total consolidated assets by approximately $22.3 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.7 million and $1.0 million for the three and six months ended June 30, 2016.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $121.7 million at June 30, 2016. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.1 million at June 30, 2016. We estimate that a 10% change in exchange rates would result in a $0.4 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net asset of $0.4 million at June 30, 2016. We estimate a 10% change in exchange rates on these contracts would result in a $7.0 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2016.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 11, “Commitments and Contingencies, - Legal Proceedings” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

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

We have made and may continue to make acquisitions and divestitures that involve numerous risks and uncertainties.

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

In addition, we have divested, and may in the future divest, businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in continued responsibility for the divested business, including through indemnification, for a period of time following the transaction, which could adversely affect our financial results.

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems could result in significant costs and reputational damage.

We have developed and maintained, and our businesses depend on, information technology infrastructure, including elements both internal and external, to record and process a large volume of complex transactions and other data, including personally identifiable information regarding financial and health matters. In certain circumstances, vendors have access to such data in order to assist us with responsibilities, such as producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. Any interruptions, delays, breakdowns or breach, including as a result of cybersecurity breaches or breaches of security systems and procedures of ours or those of our vendors could result in significant data losses or theft of our or our customers’ intellectual property, proprietary business information or personally identifiable information.  In recent years, several health care and financial services firms were victims of computer systems hacking attacks, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Rapid advances in technology, and the limits and costs of technology, skills and manpower, may prevent us from anticipating, identifying, preventing or addressing all potential security threats and breaches. A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a system breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues, regulatory penalties, and litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	661,667	(1)	$113.40	$74,999,951	$—	(2)
May 1 — May 31	921	(1)	120.37	—	—	(2)
June 1 — June 30	1,581	(1)	118.66	—	300,000,000	(2)
Total	664,169		$113.90	$74,999,951	$300,000,000	(2)
__________________________________________________

(1)
For the three months ended June 30, 2016, we purchased, in accordance with the applicable equity compensation plan, 2,779 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 277 shares were purchased in April 2016, 921 shares were purchased in May 2016 and 1,581 shares were purchased in June 2016.

(2)
On June 14, 2016 we announced that our Board of Directors authorized $300.0 million of share repurchases. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

August 5, 2016

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement, by and among DST Systems, Inc. and certain of its affiliates and Broadridge Financial Solutions, Inc. and certain of its affiliates, dated as of June 14, 2016	8-K	001-14036	2.1	6/14/2016

(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	001-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated February 29, 2016	8-K	001-14036	3.1	2/29/2016

(10) Material Contracts
10.1	Receivables Sale Agreement dated as of June 30, 2016, among Wells Fargo Bank, National Association; Fountain City Finance, LLC; the Company; and certain subsidiaries of the Company	8-K	001-14036	10.1	7/7/2016

10.2	Retention Bonus Agreement, by and between Manoochehr Abbaei and DST Systems, Inc., dated June 14, 2016**	8-K	001-14036	10.1	6/14/2016

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 5, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

** Reflects a management contract or compensatory plan or arrangement