Form 10-Q
period 2016-09-30
DST SYSTEMS INC
filed 2016-11-03
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2016:
Common Stock $0.01 par value — 31,986,430

DST Systems, Inc.
Form 10-Q
September 30, 2016

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$180.9	$79.5
Funds held on behalf of clients	312.3	480.2
Client funding receivable	60.7	53.2
Accounts receivable	204.0	214.8
Other assets	48.1	49.8
Current assets held for sale	95.2	178.0
	901.2	1,055.5

Investments	372.1	418.2
Unconsolidated affiliates	338.2	312.2
Properties, net	236.7	256.7
Intangible assets, net	146.9	135.8
Goodwill	518.0	458.3
Other assets	52.2	57.0
Noncurrent assets held for sale	—	119.5
Total assets	$2,565.3	$2,813.2

Liabilities
Current liabilities
Current portion of debt	$194.1	$5.6
Client funds obligations	373.0	533.4
Accounts payable	60.6	51.2
Accrued compensation and benefits	95.4	126.5
Deferred revenues and gains	25.9	50.4
Income taxes payable	77.0	—
Other liabilities	74.6	66.2
Current liabilities held for sale	27.9	115.4
	928.5	948.7

Long-term debt	234.6	556.5
Income taxes payable	70.9	73.8
Deferred income taxes	129.8	104.7
Other liabilities	22.6	23.9
Noncurrent liabilities held for sale	—	44.5
Total liabilities	1,386.4	1,752.1

Commitments and contingencies (Note 11)

Redeemable Non-controlling Interest	21.4	15.1

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	128.9	136.7
Retained earnings	2,347.2	1,996.6
Treasury stock (17.3 million and 15.7 million shares, respectively), at cost	(1,336.2)	(1,129.7)
Accumulated other comprehensive income	17.1	41.9
Total stockholders’ equity	1,157.5	1,046.0
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,565.3	$2,813.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues	$365.5	$353.4	$1,100.7	$1,042.7
Out-of-pocket reimbursements	21.2	18.2	57.2	48.1
Total revenues	386.7	371.6	1,157.9	1,090.8

Costs and expenses	289.6	287.1	916.9	854.3
Depreciation and amortization	22.8	22.9	69.1	66.0
Operating income	74.3	61.6	171.9	170.5

Interest expense	(5.4)	(5.8)	(18.0)	(17.7)
Other income, net	6.7	14.4	20.0	189.9
Equity in earnings of unconsolidated affiliates	7.0	11.8	23.9	39.2
Income from continuing operations before income taxes and non-controlling interest	82.6	82.0	197.8	381.9

Income taxes	31.6	15.9	73.8	127.2
Income from continuing operations before non-controlling interest	51.0	66.1	124.0	254.7

Income from discontinued operations, net of tax	222.8	9.0	260.0	35.7
Net income	273.8	75.1	384.0	290.4

Net (income) loss attributable to non-controlling interest	(0.5)	—	0.4	—
Net income attributable to DST Systems, Inc.	$273.3	$75.1	$384.4	$290.4

Weighted average common shares outstanding	32.7	35.7	33.3	36.5
Weighted average diluted shares outstanding	33.0	36.2	33.6	36.9

Basic earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.54	$1.85	$3.74	$6.98
Discontinued operations	6.81	0.25	7.82	0.98
Basic earnings per share	$8.35	$2.10	$11.56	$7.96

Diluted earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.53	$1.83	$3.70	$6.90
Discontinued operations	6.75	0.25	7.73	0.97
Diluted earnings per share	$8.28	$2.08	$11.43	$7.87

Cash dividends per share of common stock	$0.33	$0.30	$0.99	$0.90

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to DST Systems, Inc.	$273.3	$75.1	$384.4	$290.4

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	21.7	(20.3)	(0.7)	(123.8)
Cash flow hedges	—	(0.3)	0.2	(0.1)
Foreign currency translation adjustments	(1.1)	(6.4)	(24.3)	(10.8)
Other comprehensive income (loss)	20.6	(27.0)	(24.8)	(134.7)

Comprehensive income	$293.9	$48.1	$359.6	$155.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows — operating activities:
Net income	$384.0	$290.4
Less: income from discontinued operations	260.0	35.7
Income from continuing operations	124.0	254.7
Depreciation and amortization	69.1	66.0
Net gains on investments	(2.8)	(161.1)
Gain on sale of properties	—	(3.5)
Amortization of share-based compensation	11.0	18.8
Equity in earnings of unconsolidated affiliates	(23.9)	(39.2)
Cash dividends from unconsolidated affiliates	0.3	3.4
Deferred income taxes	(0.1)	(6.3)
Changes in accounts receivable	1.3	(13.1)
Changes in other assets	(0.9)	5.5
Changes in accounts payable and accrued liabilities	11.6	(7.4)
Changes in income taxes payable	8.2	(34.9)
Changes in deferred revenues and gains	(10.0)	(7.9)
Changes in accrued compensation and benefits	(32.4)	(25.8)
Other, net	(7.8)	18.5
Net cash provided from continuing operating activities	147.6	67.7
Net cash provided from discontinued operating activities	14.1	64.5
Net cash provided from operating activities	161.7	132.2

Cash flows — investing activities:
Cash paid for capital expenditures	(42.7)	(74.3)
Investments in securities	(198.3)	(67.4)
Proceeds from (advances to) unconsolidated affiliates	(25.0)	10.4
Proceeds from sales/maturities of investments	257.5	264.5
Net change in funds held to satisfy client funds obligations	167.9	157.2
Proceeds from sale of properties	5.7	4.9
Acquisition of businesses, net of cash and cash equivalents acquired	(93.5)	(117.4)
Proceeds from sale of business, net of cash and cash equivalents sold	9.5	7.9
Other, net	1.0	0.2
Net cash provided from continuing investing activities	82.1	186.0
Net cash provided from (used in) discontinued investing activities	409.4	(19.4)
Net cash provided from investing activities	491.5	166.6

Cash flows — financing activities:
Proceeds from issuance of common stock	4.6	8.1
Principal payments on debt	(4.9)	(44.8)
Net borrowings (repayments) on revolving credit facilities	(216.1)	233.3
Net borrowings on accounts receivable securitization program	88.6	30.0
Net change in client funds obligations	(167.9)	(157.2)
Common stock repurchased	(240.7)	(330.2)
Payment of cash dividends	(32.8)	(32.8)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (continued) (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Excess tax benefits from share-based compensation	3.7	3.9
Receipt of third party capital in investment fund	6.7	—
Other, net	—	(2.2)
Net cash used for continuing financing activities	(558.8)	(291.9)
Net cash used for discontinued financing activities	—	(6.1)
Net cash used for financing activities	(558.8)	(298.0)

Net increase in cash and cash equivalents, including cash within assets held for sale	94.4	0.8
Cash and cash equivalents, beginning of period	89.6	151.7
Cash and cash equivalents, end of period	184.0	152.5

Less: cash and cash equivalents held for sale	3.1	9.1
Cash and cash equivalents of continuing operations, end of period	$180.9	$143.4

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

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. On July 1, 2016, we completed the sale of our North American Customer Communications business. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to pursue the divestiture of our United Kingdom Customer Communications business. As a result, beginning in the second quarter 2016, the Customer Communications segment, as well as certain businesses previously reported within the Financial Services segment that were part of the July 1, 2016 sale, have been reported as discontinued operations. Prior period amounts have been adjusted to be consistent with the current discontinued operations presentation. See Note 3, Discontinued Operations, for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year 2016.

New authoritative accounting guidance

In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires the recognition of income tax consequences for intra-entity transfers of assets other than inventory. The guidance is effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.
In August 2016, the FASB issued guidance which reduces diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective January 1, 2017, with early adoption permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements; however, we do expect increased volatility in earnings as the excess tax benefits driven by changes in our stock price will be recorded to the Consolidated Statement of Income upon adoption.
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
	$23.4

The operating results of KRFS were combined with our operating results subsequent to the acquisition date. Approximately $6.1 million and $14.8 million of revenues and $0.2 million net pretax loss and $0.5 million net pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016, respectively. Pro-forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to our results.

3. Discontinued Operations

On July 1, 2016, pursuant to the Purchase Agreement dated June 14, 2016, we completed the sale of our North American Customer Communications business for cash consideration of $410.0 million, subject to customary working capital and other post-closing adjustments. We recorded an estimated pretax gain of $340.1 million on the sale during the third quarter 2016, which has been presented as a component of discontinued operations. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to pursue the divestiture of our United Kingdom Customer Communications business, which we anticipate will be completed within the required one year period. As a result of this significant shift in the strategic direction of our operations, we have classified the results of the businesses sold or being sold as discontinued operations in our Condensed Consolidated Statement of Income and Statement of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our Condensed Consolidated Balance Sheet.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Pursuant to the terms of the transaction, the Company will continue to provide certain information technology and operations processing activities to the North American Customer Communications business for an estimated period of 12 to 18 months from the transaction date. Additionally, we will continue to incur costs for certain print-related services received from the disposed business for an estimated period of 3 to 5 years from the transaction date. The revenues previously eliminated in consolidation that have continued post-transaction were approximately $5.7 million and $13.8 million for the three and nine months ended September 30, 2016, as compared to $3.1 million and $10.0 million for the three and nine months ended September 30, 2015. The expenses previously eliminated in consolidation that have continued post-transaction were approximately $12.9 million and $21.4 million for the three and nine months ended September 30, 2016, as compared to $4.9 million and $13.8 million for the three and nine months ended September 30, 2015. The revenues and expenses associated with these continued activities have been classified within continuing operations for all periods presented. The offsetting costs and revenues previously recorded within Customer Communications and eliminated in consolidation have been reclassified to discontinued operations for all periods presented.

The following table summarizes the assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (in millions):

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$3.1	$10.1
Accounts receivable	43.6	140.1
Investments	—	0.3
Unconsolidated affiliates	0.3	0.4
Properties, net	14.9	64.5
Intangible assets, net	17.7	20.6
Goodwill	5.3	24.8
Other assets	10.3	36.7
Total assets held for sale	$95.2	$297.5

Liabilities
Current portion of debt	$0.5	$—
Accounts payable	11.9	33.7
Accrued compensation and benefits	3.2	26.7
Deferred revenues and gains	1.3	5.5
Long-term debt	1.9	—
Income taxes payable	0.4	—
Other liabilities	8.7	94.0
Total liabilities held for sale	$27.9	$159.9

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the comparative financial results of discontinued operations which are presented as Income from discontinued operations, net of tax on our Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues	$38.2	$149.3	$349.7	$456.0
Out-of-pocket reimbursements	9.9	184.1	399.3	555.0
Total revenues	48.1	333.4	749.0	1,011.0

Costs and expenses	53.7	311.1	703.5	933.3
Depreciation and amortization	—	8.1	11.9	24.2
Operating income (loss)	(5.6)	14.2	33.6	53.5

Interest expense	—	—	—	(0.3)
Other income, net	—	—	—	0.1
Equity in earnings of unconsolidated affiliates	0.1	—	0.3	0.3
Net gain on business disposition	340.1	—	340.1	—
Income before income taxes	334.6	14.2	374.0	53.6

Income taxes	111.8	5.2	114.0	17.9
Income from discontinued operations, net of tax	$222.8	$9.0	$260.0	$35.7

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

4. Investments

Investments are as follows (in millions):

	Carrying Value
	September 30, 2016	December 31, 2015
Available-for-sale securities:
State Street Corporation	$151.9	$144.8
Other available-for-sale securities	11.8	74.7
	163.7	219.5
Other:
Trading securities	13.3	14.8
Seed capital investments, at fair value	66.2	50.7
Cost method, private equity and other investments	128.9	133.2
	208.4	198.7
Total investments	$372.1	$418.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Certain information related to our available-for-sale securities is as follows (in millions):

	September 30, 2016	December 31, 2015
Book cost basis	$28.9	$83.4
Gross unrealized gains	134.8	136.2
Gross unrealized losses	—	(0.1)
Market value	$163.7	$219.5

At September 30, 2016 and December 31, 2015, the carrying value of our available-for-sale investments was $163.7 million and $219.5 million, respectively. Deferred tax liabilities associated with the available-for-sale investments were approximately $54.7 million and $54.8 million at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 and 2015, we received $61.2 million and $249.3 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $0.2 million and $2.5 million and gross realized losses of $0.1 million and $1.5 million were recorded during the three months ended September 30, 2016 and 2015, respectively, from the sale of available-for-sale securities. Gross realized gains of $6.0 million and $165.8 million and gross realized losses of $3.8 million and $3.9 million were recorded during the nine months ended September 30, 2016 and 2015, respectively, from the sale of available-for-sale securities.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. The seed capital investments of $66.2 million and $50.7 million at September 30, 2016 and December 31, 2015, respectively, are comprised primarily of equity securities as well as $12.7 million and $10.8 million of cash collateral deposited with a broker for securities sold short at September 30, 2016 and December 31, 2015, respectively.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At September 30, 2016 and December 31, 2015, our carrying value of these private equity fund investments was approximately $112.2 million and $117.2 million, respectively.  At September 30, 2016, we had future capital commitments related to these private equity fund investments of approximately $4.0 million. Additionally, we have other investments with a carrying value of $16.7 million and $16.0 million at September 30, 2016 and December 31, 2015, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We had no impairments on cost method and other investments during the three and nine months ended September 30, 2016 and 2015.

As a result of the revised consolidation guidance, we determined that our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At September 30, 2016 and December 31, 2015, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $116.2 million and $120.9 million, respectively.

5. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage	September 30, 2016	December 31, 2015
International Financial Data Services (U.K. and L.P.)	50%	$216.7	$199.5
Boston Financial Data Services, Inc.	50%	88.4	82.9
Unconsolidated real estate and other affiliates		33.1	29.8
Total		$338.2	$312.2

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
International Financial Data Services (U.K. and L.P.)	$4.3	$8.6	$12.1	$25.6
Boston Financial Data Services, Inc.	1.2	1.4	5.5	3.9
Unconsolidated real estate and other affiliates	1.5	1.8	6.3	9.7
Total	$7.0	$11.8	$23.9	$39.2

On March 29, 2016, we and our joint venture partner, State Street, each provided a subordinated loan of approximately $15.0 million to IFDS U.K. in which the principal plus accrued and unpaid interest is payable in full at maturity in March 2021. Additionally, we and State Street each provided an additional subordinated loan of approximately $13.0 million to IFDS U.K. on September 30, 2016. The principal plus accrued and unpaid interest is payable in full at maturity in September 2021.

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

As of September 30, 2016 and December 31, 2015, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$336.3	$336.3	$—	$—
Equity securities (2)	177.0	177.0	—	—
Seed capital investments (2)	66.2	66.2	—	—
Deferred compensation liabilities (3)	(13.3)	(13.3)	—	—
Securities sold short (3)	(12.7)	(12.7)	—	—
Derivative instruments (3)	(0.1)	—	(0.1)	—
Total	$553.4	$553.5	$(0.1)	$—

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
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other assets or Other liabilities on the Condensed Consolidated Balance Sheet.

At September 30, 2016 and December 31, 2015, we held approximately $12.0 million and $6.1 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the table above. The investments in pooled funds are included within the $128.9 million and $133.2 million of cost method and other investments at September 30, 2016 and December 31, 2015, respectively, disclosed within Note 4, Investments.

7. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$203.6	$67.5	$181.1	$57.5
Other	28.5	17.7	27.6	15.4
Total	$232.1	$85.2	$208.7	$72.9

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for the three and nine months ended September 30, 2016 was approximately $4.3 million and $12.3 million as compared to $3.3 million and $8.9 million for the three and nine months ended September 30, 2015. The following table summarizes the estimated annual amortization for intangible assets recorded as of September 30, 2016 (in millions):

Remainder of 2016	$4.2
2017	16.8
2018	16.6
2019	15.5
2020	13.1
Thereafter	80.7
Total	$146.9

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2016, by segment (in millions):

	December 31, 2015	Acquisitions	Disposals	Other	September 30, 2016
Financial Services	$303.3	$61.0	$—	$(1.3)	$363.0
Healthcare Services	155.0	—	—	—	155.0
Total	$458.3	$61.0	$—	$(1.3)	$518.0

8. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	September 30, 2016	December 31, 2015
Accounts receivable securitization program	$88.6	$—
Revolving credit facilities	10.0	226.1
Senior notes	330.0	330.0
Related party credit agreements	—	1.5
Other indebtedness	0.1	4.5
	428.7	562.1
Less current portion of debt	194.1	5.6
Long-term debt	$234.6	$556.5

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed. As a result of the business sale, the North American Customer Communications business was removed from the accounts receivable securitization program resulting in a reduction in the receivables eligible to be borrowed against beginning in the third quarter of 2016.

The outstanding amount under the program was $88.6 million at September 30, 2016. There was no outstanding amount under the program at December 31, 2015.  During the nine months ended September 30, 2016 and 2015, total proceeds from the accounts receivable securitization program were approximately $746.8 million and $812.0 million, respectively, and total repayments were approximately $658.2 million and $782.0 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $10.0 million and $226.1 million at September 30, 2016 and December 31, 2015, respectively.  We also have various other unsecured revolving lines of credit to support our consolidated subsidiaries’ operations that provide total borrowings of up to $30.0 million. There were no borrowings outstanding under these lines of credit at September 30, 2016 or December 31, 2015.

During the nine months ended September 30, 2016 and 2015, total proceeds from our revolving credit facilities were approximately $768.7 million and $851.1 million, respectively, and total repayments were approximately $984.8 million and $617.8 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2016 and December 31, 2015, the carrying values and estimated fair values of the Senior Notes were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$105.0	$107.3	$105.0	$108.5
Senior notes - Series C	65.0	68.2	65.0	68.2
Senior notes - Series D	160.0	176.4	160.0	172.8
Total	$330.0	$351.9	$330.0	$349.5

9. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate on income from continuing operations was 38.3% and 37.3% for the three and nine months ended September 30, 2016 compared to 19.4% and 33.3% for the three and nine months ended September 30, 2015. The Company’s tax rate for the three and nine months ended September 30, 2016 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and transaction related taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income. The Company’s tax rate for the three and nine months ended September 30, 2015 was lower than the statutory federal income tax rate of 35% primarily due to benefits realized from the release of certain liabilities for uncertain tax positions that were settled, effectively settled, or otherwise remeasured during the period.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from continuing operations attributable to DST Systems, Inc.	$50.5	$66.1	$124.4	$254.7
Income from discontinued operations	222.8	9.0	260.0	35.7
Net income attributable to DST Systems, Inc.	$273.3	$75.1	$384.4	$290.4

Weighted average common shares outstanding	32.7	35.7	33.3	36.5
Incremental shares from restricted stock units and stock options	0.3	0.5	0.3	0.4
Weighted average diluted shares outstanding	33.0	36.2	33.6	36.9

Basic earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.54	$1.85	$3.74	$6.98
Discontinued operations	6.81	0.25	7.82	0.98
Basic earnings per share	$8.35	$2.10	$11.56	$7.96

Diluted earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.53	$1.83	$3.70	$6.90
Discontinued operations	6.75	0.25	7.73	0.97
Diluted earnings per share	$8.28	$2.08	$11.43	$7.87

We had approximately 32.7 million and 34.9 million common shares outstanding at September 30, 2016 and 2015, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and nine months ended September 30, 2016 and 2015.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the nine months ended September 30, 2016, we granted approximately 0.4 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units.  Additionally, during the nine months ended September 30, 2016, we had 0.4 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At September 30, 2016, we had 0.9 million unvested RSU’s and 0.3 million stock options outstanding.

We recognized share based compensation expense of $1.4 million and $16.7 million during the three and nine months ended September 30, 2016 as compared to $7.3 million and $21.7 million during the three and nine months ended September 30, 2015. These amounts are inclusive of discontinued operations. At September 30, 2016, we had $65.2 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $5.0 million for the remainder of 2016, $12.7 million for 2017, $7.0 million for 2018 and $1.4 million for 2019. Future expense recognition is not projected on approximately $39.1 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$84.0	$(0.1)	$(42.0)	$41.9
Net current period other comprehensive income (loss)	(0.7)	0.2	(24.3)	(24.8)
Balance, September 30, 2016	$83.3	$0.1	$(66.3)	$17.1

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	September 30,
	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$35.0	$21.7	$(33.1)	$(20.0)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(0.1)	—	(0.4)	(0.3)
Net change in available-for-sale securities	34.9	21.7	(33.5)	(20.3)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	(0.1)	(0.1)	(0.2)	(0.1)
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.1	(0.3)	(0.2)
Net change in cash flow hedges	0.1	—	(0.5)	(0.3)
Cumulative translation adjustments (3)	(1.1)	(1.1)	(6.4)	(6.4)
Total other comprehensive income (loss)	$33.9	$20.6	$(40.4)	$(27.0)

	Nine Months Ended
	September 30,
	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$0.8	$0.5	$(39.5)	$(23.8)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(2.0)	(1.2)	(161.3)	(100.0)
Net change in available-for-sale securities	(1.2)	(0.7)	(200.8)	(123.8)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.4	0.2	(0.2)	(0.1)
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	—	—	(0.1)	—
Net change in cash flow hedges	0.4	0.2	(0.3)	(0.1)
Cumulative translation adjustments (3)	(24.3)	(24.3)	(10.8)	(10.8)
Total other comprehensive loss	$(25.1)	$(24.8)	$(211.9)	$(134.7)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.
(3) Cumulative translation adjustments are inclusive of amounts derived from assets and liabilities held for sale.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $44.0 million and $44.7 million at September 30, 2016 and December 31, 2015, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $22.0 million and $22.4 million at September 30, 2016 and December 31, 2015, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both September 30, 2016 and December 31, 2015, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the nine months ended September 30, 2016, we repurchased approximately 2.0 million shares of DST common stock for $225.0 million. On June 13, 2016, our Board of Directors authorized a new $300.0 million share repurchase plan, which allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. During October 2016, we spent $75.0 million to repurchase approximately 0.7 million shares. As of October 31, 2016, there was approximately $150.0 million remaining under our new share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $15.7 million and $5.2 million during the nine months ended September 30, 2016 and 2015, respectively.

Dividends

Total dividends for the nine months ended September 30, 2016 and 2015 were $33.8 million and $33.9 million, respectively. Cash dividends paid during both the nine months ended September 30, 2016 and 2015 were $32.8 million. The remaining amount of dividends represents dividend equivalent shares of restricted stock units in lieu of cash dividends.

On October 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.33 per share on our common stock, payable on December 15, 2016, to shareholders of record at the close of business on November 23, 2016.

11. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $10.7 million and $10.6 million outstanding at September 30, 2016 and December 31, 2015, respectively.  Letters of credit are secured by our debt facilities.

We have entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment. Additionally, we have adopted the DST Systems, Inc. Executive Severance Plan, which provides certain benefits to participants in the event of a qualifying termination under the plan.

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At September 30, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

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

12. Segment Information

Our operating business units offer sophisticated information processing and software services and products. We present these businesses as two operating segments, Financial Services and Healthcare Services.  During the second quarter of 2016, we entered into a definitive agreement to sell our North American Customer Communications business and announced our intent to sell our United Kingdom Customer Communications business. As a result, beginning in the second quarter 2016, the Customer Communications segment, as well as certain businesses previously reported within the Financial Services segment that were part of the July 1, 2016 sale, have been reported as discontinued operations. Prior periods have also been adjusted to be consistent with the current presentation. Investments in our equity securities, private equity investments, real estate and certain financial interests are included in the Investments and Other segment.

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2016	December 31, 2015
Financial Services	$1,566.9	$1,611.2
Healthcare Services	429.7	405.3
Investments and Other	476.0	502.7
Assets held for sale	95.2	297.5
Elimination Adjustments	(2.5)	(3.5)
	$2,565.3	$2,813.2

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates. Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2016
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$259.4	$106.1	$—	$—	$365.5
Intersegment operating revenues	10.8	—	—	(10.8)	—
Out-of-pocket reimbursements	19.4	1.8	—	—	21.2
Total revenues	289.6	107.9	—	(10.8)	386.7

Costs and expenses	213.7	86.0	0.7	(10.8)	289.6
Depreciation and amortization	19.0	3.8	—	—	22.8
Operating income (loss)	56.9	18.1	(0.7)	—	74.3

Other income, net	3.1	0.1	3.5	—	6.7
Equity in earnings of unconsolidated affiliates	5.7	0.1	1.2	—	7.0

Earnings from continuing operations before interest, income taxes and non-controlling interest	$65.7	$18.3	$4.0	$—	$88.0

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended September 30, 2015
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$258.5	$94.0	$0.9	$—	$353.4
Intersegment operating revenues	9.2	—	—	(9.2)	—
Out-of-pocket reimbursements	15.9	2.4	—	(0.1)	18.2
Total revenues	283.6	96.4	0.9	(9.3)	371.6

Costs and expenses	217.6	78.4	0.4	(9.3)	287.1
Depreciation and amortization	17.9	4.8	0.2	—	22.9
Operating income	48.1	13.2	0.3	—	61.6

Other income (loss), net	(0.3)	(0.2)	14.9	—	14.4
Equity in earnings of unconsolidated affiliates	10.1	0.1	1.6	—	11.8

Earnings from continuing operations before interest, income taxes and non-controlling interest	$57.9	$13.1	$16.8	$—	$87.8

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $5.4 million and $5.8 million for the three months ended September 30, 2016 and 2015 is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2016
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$785.6	$314.3	$0.8	$—	$1,100.7
Intersegment operating revenues	31.9	—	—	(31.9)	—
Out-of-pocket reimbursements	51.0	6.3	—	(0.1)	57.2
Total revenues	868.5	320.6	0.8	(32.0)	1,157.9

Costs and expenses	688.4	258.1	2.4	(32.0)	916.9
Depreciation and amortization	56.4	12.0	0.7	—	69.1
Operating income (loss)	123.7	50.5	(2.3)	—	171.9

Other income (loss), net	(0.4)	0.1	20.3	—	20.0
Equity in earnings of unconsolidated affiliates	18.3	0.2	5.4	—	23.9

Earnings from continuing operations before interest, income taxes and non-controlling interest	$141.6	$50.8	$23.4	$—	$215.8

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Nine Months Ended September 30, 2015
	Financial Services	Healthcare Services	Investments / Other	Elimination Adjustments	Consolidated Total
Operating revenues	$762.4	$278.0	$2.3	$—	$1,042.7
Intersegment operating revenues	28.8	—	—	(28.8)	—
Out-of-pocket reimbursements	42.9	5.9	—	(0.7)	48.1
Total revenues	834.1	283.9	2.3	(29.5)	1,090.8

Costs and expenses	647.6	237.6	(1.4)	(29.5)	854.3
Depreciation and amortization	51.4	14.0	0.6	—	66.0
Operating income	135.1	32.3	3.1	—	170.5

Other income (loss), net	(1.3)	(0.1)	191.3	—	189.9
Equity in earnings of unconsolidated affiliates	29.6	0.2	9.4	—	39.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$163.4	$32.4	$203.8	$—	$399.6

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $18.0 million and $17.7 million for the nine months ended September 30, 2016 and 2015 is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

13. Restructuring Charges

As a result of market changes that have impacted DST’s service offerings to clients, including lower registered account processing, DST completed a restructuring in June 2016 to reduce our workforce and consolidate certain facilities to enhance operational efficiency within the Financial Services segment. During the nine months ended September 30, 2016, we incurred pretax restructuring charges related to employee termination costs of $9.9 million and lease termination costs of $0.5 million related to this restructuring event. As of September 30, 2016, we had a liability of $0.6 million associated with these restructuring activities.

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
INTRODUCTION

DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide specialized technology, strategic advisory, and business operations outsourcing primarily to the financial and healthcare industries. Our wholly-owned data centers provide the secure technology infrastructure support necessary to support our solution offerings. In order to position the company to take advantage of new and emerging technologies, we are embarking on an IT transformation effort which will increase our operating expenses for the next three to four years. We expect the result of these investments to be lower centralized infrastructure costs and a more agile platform on which to deliver future capabilities.
We manage our business through two operating segments, Financial Services and Healthcare Services.  Our investments in equity securities, private equity investments, real estate and certain financial interests have been aggregated into an Investments and Other segment.
In connection with the execution of our strategic plan, which focuses on the Financial Services and Healthcare Services markets, we sold our North American Customer Communications business for cash consideration of $410.0 million, subject to customary working capital and other adjustments, on July 1, 2016. We recorded an estimated pretax gain of $340.1 million on the sale during the third quarter 2016, which has been presented as a component of discontinued operations. Additionally, during the second quarter 2016, our Board of Directors approved a plan for management to divest of our United Kingdom Customer Communications business. As a result of this significant shift in the strategic direction of our operations, we have classified the results of the businesses sold or being sold as discontinued operations in our Condensed Consolidated Statement of Income for all periods presented.
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

We continue to evaluate the products and services we offer within the Financial Services segment and have identified certain current offerings in which the increased risk and required investment resulting from recent regulations outweighs the benefit we expect to receive. As a result of this evaluation, during third quarter 2016 we made the decision to exit certain non-core products and services. We expect the exiting of these businesses will result in approximately $8.6 million less operating revenue and $3.8 million less operating income on an annual basis. Additionally, in November 2016, we sold a wholly-owned foreign subsidiary that provides water billing software and services solutions for cash consideration of approximately $6.1 million, subject to customary working capital post-closing adjustments. This business had approximately $5.4 million of operating revenue and $1.2 million of operating income on an annual basis. As these decisions were the result of a tactical review of our products and services, and not the result of a significant shift in strategic direction, the revenue and operating income from these products and services are included within our continuing operations.

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
During the third quarter of 2016, two of our Healthcare Services customers notified us that they would be transitioning their services off our systems effective in the first quarter of 2017. We continue to expect our Healthcare Segment to achieve strong revenue growth through a combination of new client wins and organic growth. However, we now expect this growth will derive from a smaller revenue base, which will result in lower overall segment revenue growth during 2017 as compared to 2016.

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

	Three Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$365.5	$353.4	$12.1	3.4%
Out-of-pocket reimbursements	21.2	18.2	3.0	16.5%
Total revenues	386.7	371.6	15.1	4.1%

Costs and expenses	289.6	287.1	2.5	0.9%
Depreciation and amortization	22.8	22.9	(0.1)	(0.4)%
Operating income	74.3	61.6	12.7	20.6%

Interest expense	(5.4)	(5.8)	0.4	6.9%
Other income, net	6.7	14.4	(7.7)	(53.5)%
Equity in earnings of unconsolidated affiliates	7.0	11.8	(4.8)	(40.7)%
Income from continuing operations before income taxes and non-controlling interest	82.6	82.0	0.6	0.7%

Income taxes	31.6	15.9	15.7	98.7%
Income from continuing operations before non-controlling interest	51.0	66.1	(15.1)	(22.8)%

Income from discontinued operations, net of tax	222.8	9.0	213.8	2,375.6%
Net income	273.8	75.1	198.7	264.6%

Net income attributable to non-controlling interest	(0.5)	—	(0.5)	—%
Net income attributable to DST Systems, Inc.	$273.3	$75.1	$198.2	263.9%

	Nine Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$1,100.7	$1,042.7	$58.0	5.6%
Out-of-pocket reimbursements	57.2	48.1	9.1	18.9%
Total revenues	1,157.9	1,090.8	67.1	6.2%

Costs and expenses	916.9	854.3	62.6	7.3%
Depreciation and amortization	69.1	66.0	3.1	4.7%
Operating income	171.9	170.5	1.4	0.8%

Interest expense	(18.0)	(17.7)	(0.3)	(1.7)%
Other income, net	20.0	189.9	(169.9)	(89.5)%
Equity in earnings of unconsolidated affiliates	23.9	39.2	(15.3)	(39.0)%
Income from continuing operations before income taxes and non-controlling interest	197.8	381.9	(184.1)	(48.2)%

Income taxes	73.8	127.2	(53.4)	(42.0)%
Income from continuing operations before non-controlling interest	124.0	254.7	(130.7)	(51.3)%

Income from discontinued operations, net of tax	260.0	35.7	224.3	628.3%
Net income	384.0	290.4	93.6	32.2%

Net loss attributable to non-controlling interest	0.4	—	0.4	—%
Net income attributable to DST Systems, Inc.	$384.4	$290.4	$94.0	32.4%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2016 were $386.7 million and $1,157.9 million, an increase of $15.1 million or 4.1% and $67.1 million or 6.2% compared to the three and nine months ended September 30, 2015.  Consolidated operating revenues for the three and nine months ended September 30, 2016 increased $12.1 million or 3.4% and $58.0 million or 5.6% as compared to the same periods in 2015.

The increase in consolidated operating revenues during the three and nine months ended September 30, 2016 was attributable to increased operating revenues across both the Financial Services and Healthcare Services operating segments.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2016 increased $3.0 million or 16.5% and $9.1 million or 18.9% as compared to the same periods in 2015.  The increase in OOP reimbursements is primarily attributable to increased client volumes in the Financial Services segment.

Operating income

Consolidated operating income for the three and nine months ended September 30, 2016 was $74.3 million and $171.9 million, an increase of $12.7 million or 20.6% and $1.4 million or 0.8% as compared to the same periods in 2015.  The increase in operating income during the three months ended September 30, 2016 was primarily due to increases within both the Financial Services segment and the Healthcare Services segment. The increase in operating income during the nine months ended September 30, 2016 was primarily due to increases within the Healthcare Services segment, partially offset by decreases within the Financial Services segment.

Interest expense

Interest expense for the three and nine months ended September 30, 2016 was $5.4 million and $18.0 million, respectively, a decrease of $0.4 million and an increase of $0.3 million as compared to the three and nine months ended September 30, 2015, respectively. The decrease in interest expense during the three months ended September 30, 2016 was primarily due to lower average outstanding borrowings. The increase in interest expense during the nine months ended September 30, 2016 was primarily due to an increase in average outstanding borrowings.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net realized gains from sale of available-for-sale securities	$0.1	$1.0	$2.2	$161.9
Net gain on other investments	4.7	14.5	19.0	25.3
Dividend income	1.4	1.8	3.9	5.5
Miscellaneous items	0.5	(2.9)	(5.1)	(2.8)
Other income, net	$6.7	$14.4	$20.0	$189.9

We recorded no gains from the sale of State Street available-for-sale securities as we did not sell any State Street securities during the nine months ended September 30, 2016, as compared to a gain of $157.3 million from the sale of approximately 2.3 million shares of State Street during the nine months ended September 30, 2015.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
IFDS (U.K. and L.P.)	$4.3	$8.6	$12.1	$25.6
BFDS	1.2	1.4	5.5	3.9
Other	1.5	1.8	6.3	9.7
	$7.0	$11.8	$23.9	$39.2

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS and IFDS, is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$258.7	$272.6	$802.2	$808.5
Costs and expenses	232.4	237.4	724.0	704.8
Depreciation and amortization	10.3	10.0	31.0	28.2
Operating income	16.0	25.2	47.2	75.5
Non-operating income	0.1	1.0	0.4	2.3
Income before income taxes	16.1	26.2	47.6	77.8
Income taxes	5.0	6.0	12.4	18.7
Net income	$11.1	$20.2	$35.2	$59.1

DST’s equity in earnings of IFDS decreased $4.3 million and $13.5 million during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The decrease is primarily the result of lower revenues recognized related to the ongoing client conversion activities and higher operating costs as IFDS expands its infrastructure to address increasing regulatory, compliance and security needs.

The multi-year implementation efforts for the two IFDS wealth management platform clients are progressing, however the scope and timing continues to be adjusted as client requirements evolve. In 2014, IFDS began capitalizing a significant portion of the software development costs incurred to develop the new wealth management platform for the U.K. market resulting in approximately £130.6 million (£65.3 million at DST’s 50% ownership) of capitalized costs through September 30, 2016.  These costs will continue to be incurred as the platform is completed. As the projects are completed and the underlying modules are placed into production, we expect that IFDS’ earnings will decrease due to the amortization of the capitalized software costs coupled with the decline in implementation revenue.

DST’s equity in earnings of BFDS decreased $0.2 million and increased $1.6 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in equity in earnings of BFDS during the nine months ended September 30, 2016 was due to higher ancillary revenues and reduced operating costs.

Our equity in earnings of other unconsolidated affiliates decreased $0.3 million and $3.4 million during the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decrease for the nine months ended September 30, 2016 was primarily due to lower gains from the sale of real estate investments in 2015.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 38.3% and 37.3% for the three and nine months ended September 30, 2016, compared to 19.4% and 33.3% for the three and nine months ended September 30, 2015. The change in the Company’s tax rate for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily a result of benefits realized for the release of certain liabilities for uncertain tax positions settled, effectively settled or otherwise remeasured during 2015 that did not recur in 2016 as well as a change in the proportional mix of domestic and international income.

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

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2016 was $222.8 million and $260.0 million, respectively, an increase of $213.8 million and $224.3 million as compared to the same periods in 2015. The increase is primarily attributable to an estimated $233.6 million gain, net of tax, from the sale of our North American Customer Communications business.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Financial Services segment (in millions):

	Three Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$270.2	$267.7	$2.5	0.9%
Out-of-pocket reimbursements	19.4	15.9	3.5	22.0%
Total revenues	289.6	283.6	6.0	2.1%
Costs and expenses	213.7	217.6	(3.9)	(1.8)%
Depreciation and amortization	19.0	17.9	1.1	6.1%
Operating income	$56.9	$48.1	$8.8	18.3%

Operating margin	21.1%	18.0%

	Nine Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$817.5	$791.2	$26.3	3.3%
Out-of-pocket reimbursements	51.0	42.9	8.1	18.9%
Total revenues	868.5	834.1	34.4	4.1%
Costs and expenses	688.4	647.6	40.8	6.3%
Depreciation and amortization	56.4	51.4	5.0	9.7%
Operating income	$123.7	$135.1	$(11.4)	(8.4)%

Operating margin	15.1%	17.1%

The following tables summarize the Financial Services segment’s statistical results (in millions, except as noted):

	September 30,
	2016	2015
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	26.4	28.0
IRA mutual fund accounts	21.3	22.0
Other retirement accounts	8.1	8.0
Section 529 and Educational IRAs	7.6	8.5
Registered accounts - tax-advantaged	37.0	38.5
Total registered accounts	63.4	66.5
Subaccounts	41.3	30.3
Total U.S. mutual fund shareowner accounts processed	104.7	96.8

International mutual fund shareowner accounts processed:
IFDS U.K.	9.0	11.7
IFDS L.P. (Canada)	13.4	12.9
Total international mutual fund shareowner accounts processed	22.4	24.6

Defined contribution participant accounts	6.5	6.7

ALPS (in billions of U.S. dollars):
Assets Under Management	$16.1	$14.1
Assets Under Administration	$176.1	$134.8

Automatic Work Distributor workstations (in thousands)	212.2	210.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Changes in registered accounts:
Beginning balance	64.2	67.4	65.4	68.8
Subaccounting conversions to DST platforms	—	(0.4)	(0.1)	(1.3)
Subaccounting conversions to non-DST platforms	—	(0.1)	(0.4)	(0.7)
Conversions to non-DST platforms	(0.4)	(0.2)	(0.6)	(0.3)
Organic growth (decline)	(0.4)	(0.2)	(0.9)	—
Ending balance	63.4	66.5	63.4	66.5

Changes in subaccounts:
Beginning balance	30.4	30.0	31.3	28.6
New client conversions	10.5	—	10.7	—
Conversions from non-DST registered platforms	—	0.2	—	0.4
Conversions from DST’s registered accounts	—	0.4	0.1	1.3
Organic growth (decline)	0.4	(0.3)	(0.8)	—
Ending balance	41.3	30.3	41.3	30.3

Changes in defined contribution participant accounts:
Beginning balance	6.4	6.4	7.0	7.2
Organic growth (decline)	0.1	0.3	(0.5)	(0.5)
Ending balance	6.5	6.7	6.5	6.7

Operating revenues

Financial Services segment operating revenues for the three and nine months ended September 30, 2016 were $270.2 million and $817.5 million, respectively, an increase of $2.5 million or 0.9% and $26.3 million or 3.3% as compared to the same periods in 2015. The increase in operating revenues for the three and nine months ended September 30, 2016 is primarily driven from the businesses acquired during 2015 and 2016, which contributed $9.0 million and $27.8 million of incremental operating revenues during the three and nine months ended September 30, 2016, and increased professional services revenues associated with our international wealth management platform business. In September 2016, we also completed the conversion of approximately 10.0 million subaccounts associated with the previously announced client contracts, which resulted in incremental revenue. These increases were partly offset by a decline in mutual fund registered shareowner account processing revenue due to lower registered accounts, primarily as a result of subaccounting conversions, and approximately $0.6 million and $4.6 million of negative foreign currency movements for the three and nine months ended September 30, 2016, respectively. Lower revenue due to extending certain long-term contracts at lower pricing also partially offset the increase in operating revenues for the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015. Software license revenues for the three and nine months ended September 30, 2016 were $6.9 million and $22.8 million, respectively, a decrease of $1.1 million and $2.0 million as compared to the same periods in 2015.

Costs and expenses

Financial Services segment costs and expenses were $213.7 million and $688.4 million for the three and nine months ended September 30, 2016, respectively, a decrease of $3.9 million or 1.8% and an increase $40.8 million or 6.3% as compared to the same periods in 2015. Costs and expenses in the Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating costs, included in costs and expenses, were $19.4 million and $51.0 million for the three and nine months ended September 30, 2016, respectively, an increase of $3.5 million or 22.0% and $8.1 million or 18.9% as compared to the same periods in 2015.

Excluding reimbursable operating costs, costs and expenses for the three and nine months ended September 30, 2016 were $194.3 million and $637.4 million, respectively, a decrease of $7.4 million or 3.7% and an increase of $32.7 million or 5.4% as compared to the same periods in 2015. The decrease in costs and expenses during the three months ended September 30, 2016 was primarily impacted by the reversal of approximately $6.5 million of accrued performance-related contingent consideration, as well as increased cost savings resulting from previously implemented restructuring and other cost containment initiatives and $0.8 million of foreign currency movements. Partly offsetting the decrease in costs and expenses were the acquisitions completed during 2015 and 2016, which resulted in incremental operating expenses during the three months ended September 30, 2016.

The increase in costs and expenses during the nine months ended September 30, 2016 was primarily associated with the acquisitions completed during 2015 and 2016, which resulted in approximately $28.5 million of incremental operating expenses. Also contributing to the increase in costs and expenses were the restructuring activities, which resulted in $10.4 million of employee and lease termination costs during the nine months ended September 30, 2016 to enhance operational efficiency within the Financial Services segment, increased costs incurred to enhance the network infrastructure utilized across all of our operating businesses and incremental costs to service new and existing clients. During the nine months ended September 30, 2016, we also recognized a $6.0 million software impairment. These increases were partly offset by continued cost containment efforts and $6.0 million of foreign currency movements during the nine months ended September 30, 2016.

Depreciation and amortization

Financial Services segment depreciation and amortization expense for the three and nine months ended September 30, 2016 was $19.0 million and $56.4 million, respectively, an increase of $1.1 million or 6.1% and $5.0 million or 9.7% as compared to the same periods in 2015. The increase during the three and nine months ended September 30, 2016 was primarily attributable to incremental amortization associated with acquired intangibles from the acquisitions completed in 2015 and 2016 as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure and increase security and regulatory compliance.

Operating income

Financial Services segment operating income for the three and nine months ended September 30, 2016 was $56.9 million and $123.7 million, respectively, an increase of $8.8 million or 18.3% and a decrease of $11.4 million or 8.4% as compared to the same periods in 2015. Financial Services segment operating income increased for the three months ended September 30, 2016 primarily due to the reversal of accrued performance-related contingent consideration, higher revenues and cost savings resulting from the previously implemented restructuring and other cost containment initiatives.

Financial Services segment operating income for the nine months ended September 30, 2016 decreased due to restructuring costs incurred during 2016 and increased costs to enhance our network infrastructure, maintain security and regulatory compliance. Additionally, during the nine months ended September 30, 2016, we recognized a $6.0 million software impairment. These decreases were partly offset by the reversal of accrued performance-related contingent consideration, higher operating revenues and cost containment efforts during 2016. The impacts on operating income from foreign currency movements were not significant.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$106.1	$94.0	$12.1	12.9%
Out-of-pocket reimbursements	1.8	2.4	(0.6)	(25.0)%
Total revenues	107.9	96.4	11.5	11.9%
Costs and expenses	86.0	78.4	7.6	9.7%
Depreciation and amortization	3.8	4.8	(1.0)	(20.8)%
Operating income	$18.1	$13.2	$4.9	37.1%

Operating margin	17.1%	14.0%

	Nine Months Ended		Change
	September 30,		2016 vs 2015
	2016	2015	$	%
Operating revenues	$314.3	$278.0	$36.3	13.1%
Out-of-pocket reimbursements	6.3	5.9	0.4	6.8%
Total revenues	320.6	283.9	36.7	12.9%
Costs and expenses	258.1	237.6	20.5	8.6%
Depreciation and amortization	12.0	14.0	(2.0)	(14.3)%
Operating income	$50.5	$32.3	$18.2	56.3%

Operating margin	16.1%	11.6%

The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	September 30,
	2016	2015
DST Health Solutions covered lives	23.9	25.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Argus pharmacy paid claims	125.7	123.7	379.3	365.9

Operating revenues

Healthcare Services segment operating revenues for the three and nine months ended September 30, 2016 were $106.1 million and $314.3 million, respectively, an increase of $12.1 million or 12.9% and $36.3 million or 13.1% as compared to the same periods in 2015.  Operating revenues for the three and nine months ended September 30, 2016 were higher as compared to the same periods in 2015 primarily from new medical claims processing clients implemented in January 2016, organic growth and expansion of the high-value services we are offering to existing clients in both the medical and pharmacy businesses. Operating revenues include approximately $1.7 million and $5.5 million of software license fee revenues for the three and nine months ended September 30, 2016, respectively, an increase of $0.4 million and a decrease of $1.8 million over the same periods in 2015.

Costs and expenses

Healthcare Services segment costs and expenses were $86.0 million and $258.1 million for the three and nine months ended September 30, 2016, respectively, an increase of $7.6 million or 9.7% and $20.5 million or 8.6% as compared to the same periods in 2015. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three and nine months ended September 30, 2016 was primarily attributable to a combination of increased staffing costs incurred to support the higher medical transaction volumes due to growth in business process outsourcing services and higher restructuring costs as we consolidate our operations.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and nine months ended September 30, 2016 was $3.8 million and $12.0 million, respectively, a decrease of $1.0 million or 20.8% and $2.0 million or 14.3% as compared to the same periods in 2015, attributable to lower capital expenditures.

Operating income

Healthcare Services segment operating income for the three and nine months ended September 30, 2016 was $18.1 million and $50.5 million, respectively, an increase of $4.9 million and $18.2 million as compared to the same periods in 2015.  The increase is primarily attributable to higher revenues from new medical claims processing clients implemented in January 2016 and enhanced economies of scale, partially offset by increased staffing costs associated with supporting new and existing client growth and higher restructuring costs as we consolidate our operations.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other segment recorded an operating loss of $0.7 million and $2.3 million during the three and nine months ended September 30, 2016, respectively, a decrease of $1.0 million and $5.4 million as compared to the same periods in 2015.  The decrease in operating income is primarily related to a $3.1 million gain on the sale of real estate during the nine months ended September 30, 2015 that did not recur in 2016 as well as incremental expense associated with the charitable contributions of marketable securities to a donor-advised fund during 2016. These were partially offset by lower occupancy costs for the three and nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our short-term liquidity may be increased by monetizing available-for-sale securities owned by our domestic subsidiaries (which were $163.7 million at September 30, 2016) and other assets, and that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At September 30, 2016, we had approximately $860.1 million of availability under our domestic revolving credit facilities.

Sources and uses of cash

We had $180.9 million and $79.5 million of cash and cash equivalents at September 30, 2016 and December 31, 2015, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on our consolidated cash flows for the nine months ended September 30, 2016 and 2015 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

The sale of our North American Customer Communications business on July 1, 2016 resulted in cash consideration of $410.0 million, subject to customary working capital and other adjustments. During the fourth quarter of 2016, we expect to make a tax payment of approximately $75.0 million associated with the gain on the sale. We expect to use the after-tax proceeds from the sale to continue to advance our strategic priorities, including ongoing investments in our remaining businesses, acquisitions and shareholder returns.

Operating activities

Cash flows provided from operating activities from continuing operations were $147.6 million during the nine months ended September 30, 2016 compared to cash flows from operating activities of $67.7 million for the nine months ended September 30, 2015, an increase of $79.9 million.

Operating cash flows from continuing operations during the nine months ended September 30, 2016 resulted principally from net income of $124.0 million, adjusted for non-cash or non-operating items including equity in earnings of unconsolidated affiliates of $23.9 million and depreciation and amortization expense of $69.1 million, and a use of cash due to changes in operating assets and liabilities of $30.0 million. Significant changes in operating assets and liabilities during the period include a $32.4 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits.

Operating cash flows from continuing operations during the nine months ended September 30, 2015 resulted principally from net income of $254.7 million, adjusted for non-cash or non-operating items including net gains on investments of $161.1 million, equity in earnings of unconsolidated affiliates of $39.2 million, and depreciation and amortization expense of $66.0 million, as well as a use of cash due to changes in operating assets and liabilities of $65.1 million. Significant changes in operating assets and liabilities during the period include a $25.8 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $34.9 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided from investing activities from continuing operations were $82.1 million during the nine months ended September 30, 2016, as compared to $186.0 million for the nine months ended September 30, 2015, a decrease of $103.9 million.

Investing cash flows from continuing operations during the nine months ended September 30, 2016 resulted principally from $167.9 million of net changes in funds held to satisfy client funds obligations and $257.5 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC, purchase capital assets, and invest in securities (principally seed capital investments) of $93.5 million, $42.7 million, and $198.3 million, respectively, as well as approximately $28.0 million of cash loaned to IFDS U.K. during 2016.
Investing cash flows from continuing operations during the nine months ended September 30, 2015 resulted principally from $264.5 million of proceeds from sales/maturities of investments and $157.2 million of net changes in funds held to satisfy client fund obligations. These sources of cash were partially offset by cash used to purchase capital assets, invest in securities, and acquire businesses of $74.3 million, $67.4 million, and $117.4 million, respectively.
Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Financial Services	$39.2	$68.7
Healthcare Services	3.5	5.6
	$42.7	$74.3

Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities from continuing operations were $558.8 million during the nine months ended September 30, 2016 as compared to $291.9 million for the nine months ended September 30, 2015.

Financing cash flows used for continuing operations during the nine months ended September 30, 2016 resulted principally from net changes in client funds obligations of $167.9 million, $240.7 million of share repurchases and $127.5 million of decreased borrowings on our accounts receivable securitization program and revolving credit facilities during 2016.
Financing cash flows used for continuing operations during the nine months ended September 30, 2015 resulted principally from $330.2 million of share repurchases, net changes in client fund obligations of $157.2 million and $263.3 million of net repayments of our accounts receivable securitization program and revolving credit facilities during 2015.

Common stock repurchases

During the nine months ended September 30, 2016, we repurchased approximately 2.0 million shares of DST common stock for $225.0 million, which completed the existing share repurchase plan. On June 13, 2016, our Board of Directors authorized a new $300.0 million share repurchase plan. During October 2016, we spent $75.0 million to repurchase approximately 0.7 million shares. As of October 31, 2016, there was approximately $150.0 million remaining under our new share repurchase plan. During the nine months ended September 30, 2015, we repurchased approximately 3.0 million shares of DST common stock for $325.0 million under previous share repurchase programs from 2014 and 2015.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $15.7 million and $5.2 million during the nine months ended September 30, 2016 and 2015, respectively.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency and other client balances invested overnight. We had $373.0 million and $533.4 million of client funds obligations at September 30, 2016 and December 31, 2015, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $428.7 million and $562.1 million of debt outstanding at September 30, 2016 and December 31, 2015, respectively, a decrease of $133.4 million during the nine months ended September 30, 2016, primarily resulting from the utilization of the proceeds from the sale of our North American Customer Communications business to pay down outstanding balances, partially offset by borrowings to fund the KRFS business acquisition, share repurchases and working capital uses.

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

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At September 30, 2016 and December 31, 2015, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of September 30, 2016, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.

Available-for-sale equity price risk

Our investments in available-for-sale equity securities are subject to price risk.  The fair value of our available-for-sale investments as of September 30, 2016 was approximately $163.7 million.  The impact on comprehensive income of a 10% change in fair value of these investments would be approximately $10.1 million.  Net unrealized gains and losses on our investments in available-for-sale securities have had a material effect on our comprehensive income and financial position.

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

Interest rate risk

We and certain of our joint ventures derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2016, DST and BFDS had average daily cash balances of approximately $1.8 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $6.5 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At September 30, 2016, we had $428.7 million of debt, of which $98.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At September 30, 2016, our international subsidiaries had approximately $219.1 million in total assets, and for the three and nine months ended September 30, 2016, these international subsidiaries recorded net income of approximately $5.5 million and $17.7 million, respectively.  We estimate that a 10% change in exchange rates would change total consolidated assets by approximately $21.9 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $1.8 million and $0.6 million for the three and nine months ended September 30, 2016.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $115.9 million at September 30, 2016. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.2 million at September 30, 2016. We estimate that a 10% change in exchange rates would result in a $0.2 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.3 million at September 30, 2016. We estimate a 10% change in exchange rates on these contracts would result in a $6.7 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2016.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2015 are as follows:

The SEC or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business. The Department of Labor recently issued fiduciary regulations that are likely to impact our business.
The SEC or other regulatory agencies may issue regulations impacting third-party distributors of mutual funds and other fund- types products (collectively referred to as “mutual funds”), which could adversely affect our business. The SEC may issue additional regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale. Additionally, brokers and financial intermediaries will become, in some instances, subject to a new DOL-imposed fiduciary standard-of-care that, if applicable, could cause them to alter their methods of distribution and/or wholesaling activities. The new DOL fiduciary regulations were recently issued and it is not yet clear what impact they may have on such activities. We cannot predict the requirements the SEC or FINRA may propose and finally adopt in this area. Regulations that would cause current distribution channels or interest in mutual fund investing to change could decrease the number of accounts on our systems as a result of changes in client offerings or the attractiveness of offerings to customers of our clients. The biggest impact of the fiduciary regulations will fall on brokers and registered investment advisers (“RIAs”) who give individualized non-discretionary advice in the “retail” marketplace, discretionary investment managers in the “institutional” space will also be affected, primarily in connection with sales of investment products and services. To the extent that our business units, clients, unaffiliated intermediary partners and retirement plan service providers fit into these categories, this could adversely affect our business and operating results. Additionally, to the extent the Dodd- Frank Act and/or DOL regulations impact the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	640,558	(1)	$119.58	$74,999,987	$225,000,013	(2)
August 1 — August 31	380	(1)	122.76	—	225,000,013	(2)
September 1 — September 30	1,228	(1)	118.13	—	225,000,013	(2)
Total	642,166		$122.50	$74,999,987	$225,000,013	(2)
__________________________________________________

(1)
For the three months ended September 30, 2016, we purchased, in accordance with the applicable equity compensation plan, 15,328 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 13,720 shares were purchased in July 2016, 380 shares were purchased in August 2016 and 1,228 shares were purchased in September 2016.

(2)
On June 13, 2016, our Board of Directors authorized $300.0 million of share repurchases. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

November 2, 2016

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

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.