Form 10-Q
period 2017-03-31
DST SYSTEMS INC
filed 2017-05-10
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the Company’s common stock as of April 28, 2017:
Common Stock $0.01 par value — 30,881,651

DST Systems, Inc.
Form 10-Q
March 31, 2017

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except per share amounts) (unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$260.4	$195.5
Funds held on behalf of clients	384.5	500.5
Client funding receivable	46.3	64.1
Accounts receivable	372.4	215.5
Other assets	88.1	70.0
Current assets held for sale	73.8	72.6
	1,225.5	1,118.2

Investments	237.7	377.4
Unconsolidated affiliates	70.9	331.2
Properties, net	346.1	235.7
Intangible assets, net	302.4	142.6
Goodwill	783.3	516.4
Other assets	65.8	50.3
Total assets	$3,031.7	$2,771.8

Liabilities
Current liabilities
Current portion of debt	$217.7	$208.5
Client funds obligations	430.8	564.6
Accounts payable	79.8	62.9
Accrued compensation and benefits	78.4	101.7
Deferred revenues and gains	61.9	23.5
Income taxes payable	11.5	22.0
Other liabilities	141.3	78.1
Current liabilities held for sale	28.4	30.1
	1,049.8	1,091.4

Long-term debt	513.0	299.7
Income taxes payable	72.7	69.8
Deferred income taxes	96.0	151.5
Other liabilities	72.2	22.9
Total liabilities	1,803.7	1,635.3

Commitments and contingencies (Note 11)

Redeemable Non-controlling Interest	—	21.3

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 50.0 million shares issued	0.5	0.5
Additional paid-in capital	118.7	129.5
Retained earnings	2,614.7	2,379.2
Treasury stock (18.5 million and 18.0 million shares, respectively), at cost	(1,480.7)	(1,410.6)
Accumulated other comprehensive income (loss)	(25.2)	16.6
Total stockholders’ equity	1,228.0	1,115.2
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$3,031.7	$2,771.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues	$379.8	$361.3
Out-of-pocket reimbursements	25.7	19.4
Total revenues	405.5	380.7

Costs and expenses	326.4	306.9
Depreciation and amortization	23.2	22.1
Operating income	55.9	51.7

Interest expense	(5.9)	(6.1)
Other income, net	193.0	6.3
Equity in earnings of unconsolidated affiliates	19.2	6.7
Income from continuing operations before income taxes and non-controlling interest	262.2	58.6

Income taxes	18.1	20.1
Income from continuing operations before non-controlling interest	244.1	38.5

Income from discontinued operations, net of tax	2.9	18.5
Net income	247.0	57.0

Net (income) loss attributable to non-controlling interest	(0.6)	1.1
Net income attributable to DST Systems, Inc.	$246.4	$58.1

Weighted average common shares outstanding	31.5	33.8
Weighted average diluted shares outstanding	32.0	34.3

Basic earnings per share:
Continuing operations attributable to DST Systems, Inc.	$7.73	$1.17
Discontinued operations	0.09	0.55
Basic earnings per share	$7.82	$1.72

Diluted earnings per share:
Continuing operations attributable to DST Systems, Inc.	$7.62	$1.16
Discontinued operations	0.09	0.54
Diluted earnings per share	$7.71	$1.70

Cash dividends per share of common stock	$0.35	$0.33

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to DST Systems, Inc.	$246.4	$58.1

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(88.2)	(16.3)
Cash flow hedges	0.2	0.2
Foreign currency translation adjustments	46.2	(3.1)
Other comprehensive loss	(41.8)	(19.2)

Comprehensive income	$204.6	$38.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows — operating activities:
Net income	$247.0	$57.0
Less: income from discontinued operations	2.9	18.5
Income from continuing operations	244.1	38.5
Depreciation and amortization	23.2	22.1
Net gains on investments	(141.3)	(2.8)
Gain recognized on step up of unconsolidated affiliates	(43.8)	—
Amortization of share-based compensation	6.2	6.5
Equity in earnings of unconsolidated affiliates	(19.2)	(6.7)
Deferred income taxes	3.5	7.9
Changes in accounts receivable	(5.9)	(16.3)
Changes in other assets	(10.2)	0.7
Changes in client funds obligations	(17.9)	13.6
Changes in client funding receivable	17.9	(13.6)
Changes in accounts payable and accrued liabilities	(15.1)	2.2
Changes in income taxes payable	12.0	(6.9)
Changes in deferred revenues and gains	7.4	—
Changes in accrued compensation and benefits	(66.6)	(65.2)
Other, net	(1.2)	4.0
Net cash used in continuing operating activities	(6.9)	(16.0)
Net cash provided from (used in) discontinued operating activities	(13.8)	1.4
Net cash used in operating activities	(20.7)	(14.6)

Cash flows — investing activities:
Cash paid for capital expenditures	(14.9)	(14.4)
Investments in securities	(51.1)	(67.1)
Proceeds from (advances to) unconsolidated affiliates	32.0	(12.4)
Proceeds from sales/maturities of investments	59.6	121.7
Net change in funds held to satisfy client funds obligations	115.9	254.4
Acquisition of businesses, net of cash and cash equivalents acquired	(38.9)	(93.8)
Proceeds from sale of business, net of cash and cash equivalents sold	0.8	—
Other, net	—	0.1
Net cash provided from continuing investing activities	103.4	188.5
Net cash used in discontinued investing activities	(0.5)	(4.3)
Net cash provided from investing activities	102.9	184.2

Cash flows — financing activities:
Proceeds from issuance of common stock	1.0	1.2
Principal payments on debt	(0.2)	(1.7)
Net borrowings (repayments) on revolving credit facilities	187.0	8.9
Net borrowings on accounts receivable securitization program	6.5	150.0
Net change in client funds obligations	(115.9)	(254.4)
Common stock repurchased	(84.5)	(88.6)
Payment of cash dividends	(11.0)	(11.1)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (continued) (in millions) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Excess tax benefits from share-based compensation	—	3.7
Receipt of third party capital in investment fund	0.8	6.2
Net cash used in continuing financing activities	(16.3)	(185.8)
Net cash used in discontinued financing activities	(0.1)	—
Net cash used in financing activities	(16.4)	(185.8)

Net increase (decrease) in cash and cash equivalents, including cash within assets held for sale	65.8	(16.2)
Cash and cash equivalents, beginning of period	199.5	89.6
Cash and cash equivalents, end of period	265.3	73.4

Less: cash and cash equivalents held for sale	4.9	14.3
Cash and cash equivalents of continuing operations, end of period	$260.4	$59.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. and consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In March 2017, we acquired State Street Corporation’s (“State Street”) ownership in both Boston Financial Data Services, Inc. (“BFDS”) and International Financial Data Services Limited (“IFDS U.K.”), which resulted in control of the entities. As such, they were consolidated in our financial results from the date control was obtained.

In addition, beginning in 2017, DST established a new reportable segment structure that separates the previously reported Financial Services segment into two new segments, Domestic Financial Services and International Financial Services, based upon the geographical location of the revenue-generating business. The activity within the previously reported Investments and Other segment has now been included in either the Domestic or International Financial Services segments based on the business supported. The Healthcare Services segment remains unchanged. The new segment presentation is reflective of how management is now operating the business and making resource allocations following the acquisitions of IFDS U.K. and BFDS in the first quarter 2017, as well as the recent reductions in non-core investment assets resulting from monetizations and the use of State Street stock in the BFDS exchange transaction. The Company’s operating business units are now reported as three operating segments (Domestic Financial Services, International Financial Services and Healthcare Services).  Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation and prior periods have been revised to reflect the new reportable operating segments.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance was adopted on January 1, 2017 and resulted in approximately $1.9 million of excess tax benefits being recognized in Income taxes in the Consolidated Statement of Income for the three months ended March 31, 2017. We also elected to account for forfeitures as they occur rather than using an estimated forfeiture rate. The impact to our consolidated financial statements was not material.

Accounting Pronouncements Pending Adoption

In November 2016, the FASB issued guidance which requires the statement of cash flows to explain changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective January 1, 2018 and requires retrospective application. Early adoption is permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements.

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

2. Significant Business Acquisitions

Acquisitions of BFDS

On March 27, 2017, we entered into a series of definitive agreements to acquire State Street’s equity interest in our BFDS joint venture, which provides shareholder recordkeeping, intermediary and investor services, and regulatory compliance solutions to financial services clients in the United States. We also acquired an investment in a privately-held company and the equity interest in IFDS Realty, LLC, which holds the real estate assets used in BFDS’ operations, through a distribution from International Financial Data Services L.P. (“IFDS L.P.”), our 50/50 joint venture with State Street.  The BFDS transaction, which closed on March 30, 2017, was structured as a non–taxable exchange under Section 355 of the Internal Revenue Code. At closing, DST delivered to State Street approximately 2.0 million shares of State Street common stock with a closing date fair value of $163.4 million (with a cost basis for tax purposes of approximately $1.1 million) in exchange for State Street’s equity interest in BFDS. The number of shares delivered at closing was calculated using the negotiated fair value of $157.6 million and the closing price of State Street's stock at signing. BFDS is included within the Domestic Financial Services segment.

The acquisition of State Street’s 50% equity interest in BFDS was accounted for as a step-acquisition. Accordingly, we remeasured our previously held non-controlling equity interest in BFDS to the estimated fair value of $151.1 million, resulting in a gain of $56.0 million recorded at the acquisition date, within Other income, net in the Condensed Consolidated Statement of Income.

The factors described above, combined with the synergies expected from combining our operations with the acquired entity and the resulting enhanced clarity in the service offerings available to our clients, are the basis for the acquisition price paid resulting in $68.5 million of goodwill recorded, none of which is expected to be deductible for tax purposes.
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for tangible and intangible assets are finalized and associated income tax impacts are determined.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of BFDS and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Fair value of common stock used to acquire the remaining equity interests in BFDS, certain investments and real estate	$163.4
Estimated fair value of DST’s previously-held equity interests (1)	151.1
Effective settlement of pre-existing relationships	(5.9)
Total consideration transferred	$308.6

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$96.8
Accounts receivable	80.0
Other current assets	3.6
Investments (2)	35.8
Properties (3)	22.6
Intangible assets	57.3
Goodwill	68.5
Deferred income taxes	1.7
Other assets	3.2
Total assets	369.5

Accounts payable	5.2
Accrued compensation and benefits	15.4
Deferred revenue	0.5
Other current liabilities	7.4
Other liabilities	32.4
Total liabilities	60.9
Net assets acquired	$308.6
_____________________________________________________
(1) Equals the estimated fair value of DST’s previously-held equity interest in BFDS valued at $151.1 million, which represents an approximate 7.5% discount to the acquisition price for State Street’s equity interests in BFDS prior to the acquisition date. The difference between the fair value of State Street common stock transferred of $163.4 million and the $151.1 million represents an estimate of a control premium, which has not been included in the valuation of DST's previous non-controlling interest.
(2) As a result of the acquisition of BFDS, we acquired certain investments associated with active deferred compensation plans for senior management and certain highly compensated employees. Approximately $3.7 million of the underlying investments were in DST common stock. As a result, the common stock was considered effectively repurchased at the acquisition date and reclassified to Treasury stock in the Condensed Consolidated Balance Sheet.
(3) Includes $2.0 million of acquired software with a weighted-average useful life of 5 years.

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$57.3	13 years

The operating results of BFDS were combined with our operating results subsequent to the acquisition date. Approximately $1.4 million of revenues and $0.3 million net pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2017.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Acquisition of IFDS U.K.

On March 27, 2017, we acquired State Street’s ownership of our IFDS U.K. joint venture, an investor and policy holder administrative services and technology provider to the collective funds, insurance, and retirement industries, for $141.0 million. Additionally, we acquired from our IFDS L.P. joint venture both the equity interest in IFDS Realty U.K. LLC (“IFDS Realty U.K.”), which holds certain real estate utilized by the U.K. business, and the equity interest in IFDS Percana Group Ltd. (“IFDS Percana”) for total cash consideration of $68.0 million. As a result of DST’s 50% ownership in IFDS L.P., approximately half of the cash consideration DST paid to IFDS L.P. was distributed to DST in the form of a distribution, resulting in net cash paid for the acquisition, after cash distributions of approximately $175.0 million. The acquisition was funded through cash on hand and our existing debt facilities. In addition, concurrent with the acquisition of IFDS U.K., we also purchased State Street’s notes receivable from IFDS U.K. for cash consideration of $25.9 million, which approximated the fair value of the note at the acquisition date. We will continue to service offshore and cross-border markets in Canada, Ireland and Luxembourg through IFDS L.P., our 50/50 joint venture with State Street. IFDS U.K., IFDS Realty U.K. and IFDS Percana are included within the International Financial Services segment.

The acquisition of State Street’s 50% equity interest in IFDS U.K. was accounted for as a step-acquisition. Accordingly, we remeasured our previously held non-controlling equity interest in IFDS U.K. to the estimated fair value of $136.8 million, resulting in a loss of $12.5 million at the acquisition date, which is included in Other income, net in the Condensed Consolidated Statement of Income.

The factors described above, combined with the benefits expected from the opportunities for enhanced efficiencies in our delivery model, are the basis for the acquisition price paid resulting in $197.9 million of goodwill recorded, of which $23.0 million is expected to be deductible for tax purposes.
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for tangible and intangible assets are finalized and associated income tax impacts are determined.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of IFDS U.K. and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid to acquire the remaining equity interests in IFDS U.K. and other related interests (1)	$234.9
Estimated fair value of previously-held equity interests (2)	136.8
Effective net settlement of pre-existing relationships	54.5
Total consideration transferred	$426.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$99.2
Accounts receivable	101.7
Other current assets	14.4
Properties (3)	91.2
Intangible assets	106.8
Goodwill	197.9
Deferred income taxes	11.2
Other assets	2.1
Total assets	624.5

Current portion of long-term debt	2.8
Accounts payable	29.1
Accrued compensation and benefits	26.2
Deferred revenue	31.1
Other current liabilities	59.1
Long-term debt	26.3
Other liabilities	23.7
Total liabilities	198.3
Net assets acquired	$426.2
_____________________________________________________
(1) Cash paid is comprised of cash payments to acquire State Street’s equity interest in IFDS U.K. and a note receivable from IFDS U.K., as well as IFDS L.P.’s equity interests in IFDS Percana and IFDS Realty U.K.
(2) Equals the estimated fair value of DST’s previously-held equity interest in IFDS U.K. valued at $136.8 million, which represents an approximate 3.0% discount to the acquisition price for State Street’s equity interests in IFDS U.K. prior to the acquisition date. The difference between the $141.0 million of cash paid to acquire State Street’s equity interests in IFDS U.K. and the $136.8 million represents an estimate of a control premium, which has not been included in the valuation of DST's previous non-controlling interest.
(3) Includes $17.6 million of acquired software with a weighted-average useful life of 6 years.

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$100.5	10 years
Other	6.3	8 years
	$106.8

The operating results of IFDS U.K. were combined with our operating results subsequent to the acquisition date. Approximately $6.0 million of revenues and $0.1 million net pretax loss of the acquired business is included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2017.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the unaudited pro forma results of operations for the three months ended March 31, 2017 and 2016 as if the BFDS and IFDS U.K. acquisitions had occurred on January 1, 2016 (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Total revenues	$553.6	$561.3
Net income attributable to DST Systems Inc.	67.9	44.6
Diluted earnings per share	1.51	0.76

The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the acquisitions of BFDS and IFDS U.K., including intangible asset amortization and fair value adjustments for property, plant and equipment, deferred revenue and other transaction related items. Pro forma financial information for the three months ended March 31, 2017 and 2016 include adjustments for intangible asset amortization of $3.9 million and fair value adjustments for deferred revenue of $7.4 million. The financial information also is adjusted for the increase in Costs and expenses resulting from changes in fixed asset policies of $18.4 million and $23.8 million and the exclusion of acquisition related costs of $1.5 million and $0.8 million, for the three months ended March 31, 2017 and 2016, respectively. Additionally, the three months ended March 31, 2017 pro forma information was reduced by the net gains resulting from the transaction of $188.6 million and the related tax impacts. The unaudited pro forma amounts have been prepared based on estimates and assumptions, which we believe are reasonable, and are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2016, nor is it reflective of our expected actual results of operations for any future period.

We incurred approximately $5.1 million of pre-tax costs from 2015 through the first quarter 2017 in connection with our acquisitions of BFDS and IFDS U.K., which are included in Costs and expenses in our Condensed Consolidated Statement of Income.

Subsequent to completion of the acquisitions, in May 2017, one of IFDS U.K.’s wealth management platform clients, which we were in the process of completing a multi-year development and implementation effort for, terminated for convenience certain of its servicing agreements with us. We are currently evaluating the financial effect this termination will have on our future operating results. The pro forma information provided above is based on actual results for the periods presented and, accordingly, has not been adjusted to reflect the impact of the customer termination. Additionally, in April 2017 we made an up-front payment of approximately $37.5 million to one of IFDS U.K.'s clients in connection with the signing of an amendment to the existing servicing agreement. We also agreed to pay them an additional $37.5 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of the revised contractual arrangement.

3. Discontinued Operations

On July 1, 2016, pursuant to the Purchase Agreement dated June 14, 2016, we completed the sale of our North American Customer Communications business for cash consideration of $410.7 million after giving effect to a $0.7 million adjustment agreed upon in December 2016 to settle working capital and other matters under the terms of the agreement. We recorded a pretax gain of $341.5 million on the sale during 2016, which has been presented as a component of discontinued operations. Additionally, on May 4, 2017, we completed the sale of our United Kingdom Customer Communications business for cash consideration of approximately $43.9 million, subject to customary post-closing working capital adjustments. We have classified the results of the two businesses sold as discontinued operations in our Condensed Consolidated Statement of Income and Statement of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our Condensed Consolidated Balance Sheet.

Pursuant to the terms of the North American transaction, we will continue to provide certain information technology and operations processing activities to the North American Customer Communications business for an estimated period of 12 to 18 months from the transaction date. Additionally, we will continue to incur costs for certain print-related services provided by the disposed business for an estimated period of 3 to 5 years following the transaction. The information technology and operations processing activities we performed after the sale of the business resulted in approximately $7.6 million of continuing cash inflows from the business sold and the costs incurred for certain print related services provided by the business sold resulted in continuing cash outflows of approximately $9.4 million for the three months ended March 31, 2017.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The revenues previously eliminated in consolidation that have continued post-transaction were approximately $7.1 million for the three months ended March 31, 2017, as compared to $4.1 million for the three months ended March 31, 2016. The expenses previously eliminated in consolidation that have continued post-transaction were approximately $15.3 million for the three months ended March 31, 2017, as compared to $5.5 million for the three months ended March 31, 2016. The revenues and expenses associated with these continued activities have been classified within continuing operations for all periods presented. The offsetting costs and revenues previously recorded within Customer Communications and eliminated in consolidation have been reclassified to discontinued operations for all periods presented.

The following table summarizes the assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (in millions):

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$4.9	$4.0
Accounts receivable	38.1	38.9
Unconsolidated affiliates	0.3	0.2
Properties, net	9.9	9.9
Intangible assets, net	10.9	11.2
Other assets	9.7	8.4
Total assets held for sale	$73.8	$72.6

Liabilities
Current portion of debt	$0.4	$0.4
Accounts payable	11.4	13.2
Accrued compensation and benefits	4.8	3.8
Deferred revenues and gains	1.0	0.8
Long-term debt	1.7	1.7
Income taxes payable	1.8	1.0
Other liabilities	7.3	9.2
Total liabilities held for sale	$28.4	$30.1

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the comparative financial results of discontinued operations which are presented as Income from discontinued operations, net of tax on our Condensed Consolidated Statement of Income (in millions):

	Three Months Ended
	March 31,
	2017	2016
Operating revenues	$39.4	$159.8
Out-of-pocket reimbursements	9.3	205.3
Total revenues	48.7	365.1

Costs and expenses	44.8	335.1
Depreciation and amortization	—	6.2
Operating income	3.9	23.8

Equity in earnings (losses) of unconsolidated affiliates	0.1	(0.1)
Income before income taxes	4.0	23.7

Income taxes	1.1	5.2
Income from discontinued operations, net of tax	$2.9	$18.5

In April 2016, we completed the sale of our United Kingdom Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with this sale, we leased back approximately two-thirds of the facilities under a 12-year lease. The rent payments and associated rent expense of the Bristol production facilities are approximately $0.7 million per year over the 12-year lease term. This lease obligation was sold in conjunction with our sale of the United Kingdom Customer Communications business on May 4, 2017.

4. Investments

Investments are as follows (in millions):

	Carrying Value
	March 31, 2017	December 31, 2016
Available-for-sale securities:
State Street Corporation	$11.2	$169.6
Other available-for-sale securities	11.2	10.9
	22.4	180.5
Other:
Trading securities	35.0	7.9
Seed capital investments, at fair value	27.5	61.0
Cost method, private equity and other investments	152.8	128.0
	215.3	196.9
Total investments	$237.7	$377.4

Certain information related to our available-for-sale securities is as follows (in millions):

	March 31, 2017	December 31, 2016
Book cost basis	$11.1	$28.4
Gross unrealized gains	11.3	152.1
Market value	$22.4	$180.5

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

At March 31, 2017 and December 31, 2016, the carrying value of our available-for-sale investments was $22.4 million and $180.5 million, respectively. The majority of the deferred tax liabilities associated with the available-for-sale investments of $62.2 million at December 31, 2016 were reversed during the three months ended March 31, 2017 as a result of the non-taxable exchange of the State Street shares for State Street’s ownership interest in BFDS. We received no cash proceeds from the sale of available-for-sale securities for the three months ended March 31, 2017. During the three months ended March 31, 2016, we received $59.3 million from the sale of investments in available-for-sale securities. Gross realized gains of $159.4 million and $5.8 million and gross realized losses of $14.3 million and $3.7 million were recorded during the three months ended March 31, 2017 and 2016, respectively, from the sale or exchange of available-for-sale securities and are included within Other income, net in the Condensed Consolidated Statement of Income.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. In March 2017, we reduced our ownership interest in a substantial portion of our seed capital investments, resulting in the deconsolidation of the respective fund. We held non-controlling interests in certain seed capital investments of $27.5 million and $7.4 million at March 31, 2017 and December 31, 2016, respectively. At December 31, 2016, our controlling interest in seed capital investments of $53.6 million was comprised primarily of equity securities as well as $8.4 million of cash collateral deposited with a broker for securities sold short.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At March 31, 2017 and December 31, 2016, our carrying value of these private equity fund investments was approximately $104.4 million and $111.2 million, respectively.  At March 31, 2017, we had future capital commitments related to these private equity fund investments of approximately $3.7 million. Additionally, we have other investments with a carrying value of $48.4 million and $16.8 million at March 31, 2017 and December 31, 2016, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We had $4.5 million of impairments on cost method and other investments during the three months ended March 31, 2017. We had no impairments on cost method and other investments during the three months ended March 31, 2016.

Our investments in private equity funds meet the definition of a variable interest entity (“VIE”); however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At March 31, 2017 and December 31, 2016, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $108.1 million and $115.0 million, respectively.

5. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage (1)	March 31, 2017	December 31, 2016
International Financial Data Services U.K.	—	$—	$133.3
International Financial Data Services L.P.	50%	36.0	73.2
Boston Financial Data Services, Inc.	—	—	91.2
Unconsolidated real estate and other affiliates		34.9	33.5
Total		$70.9	$331.2
_____________________________________________________
(1) DST’s ownership percentage in IFDS U.K. and BFDS was 50% prior to the respective acquisitions in March 2017, at which time the businesses became wholly-owned subsidiaries.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Equity in earnings (losses) of unconsolidated affiliates are as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
International Financial Data Services U.K.	$0.9	$(0.2)
International Financial Data Services L.P.	12.0	1.7
Boston Financial Data Services, Inc.	3.6	2.6
Unconsolidated real estate and other affiliates	2.7	2.6
Total	$19.2	$6.7

In connection with the acquisitions of BFDS and IFDS U.K, as well as the receipt of IFDS L.P.’s distributions of real estate and its investment in IFDS Percana during March 2017, the corresponding investments in unconsolidated affiliates balances were reduced. Additionally, in connection with the acquisitions, DST also effectively settled IFDS U.K.’s note payables to State Street by acquiring State Street’s outstanding note receivables due from IFDS U.K., which is considered part of the total cash paid to acquire State Street’s equity interests in IFDS U.K. See Note 2, Significant Business Acquisitions, for further details.

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

As of March 31, 2017 and December 31, 2016, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$261.5	$261.5	$—	$—
Equity securities (2)	57.4	57.4	—	—
Seed capital investments (2)	27.5	27.5	—	—
Deferred compensation liabilities (3)	(35.0)	(35.0)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$311.0	$311.4	$(0.4)	$—

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
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other assets or Other liabilities on the Condensed Consolidated Balance Sheet.

At March 31, 2017 and December 31, 2016, we held approximately $7.6 million and $11.5 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the table above. The investments in pooled funds are included within the $152.8 million and $128.0 million of cost method and other investments at March 31, 2017 and December 31, 2016, respectively, disclosed within Note 4, Investments.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

7. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$361.4	$74.5	$203.6	$71.0
Other	34.5	19.0	28.5	18.5
Total	$395.9	$93.5	$232.1	$89.5

Amortization expense of intangible assets for the three months ended March 31, 2017 was approximately $4.0 million as compared to $3.9 million for the three months ended March 31, 2016. The following table summarizes the estimated annual amortization for intangible assets recorded as of March 31, 2017 (in millions):

Remainder of 2017	$24.0
2018	31.8
2019	30.7
2020	28.4
2021	27.9
Thereafter	159.6
Total	$302.4

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2017, by segment (in millions):

	December 31, 2016	Acquisitions	Disposals	Other	March 31, 2017
Domestic Financial Services	$345.8	$68.5	$—	$0.1	$414.4
International Financial Services	15.6	197.9	—	0.4	213.9
Healthcare Services	155.0	—	—	—	155.0
Total	$516.4	$266.4	$—	$0.5	$783.3

8. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	March 31, 2017	December 31, 2016
Accounts receivable securitization program	$109.7	$103.2
Revolving credit facilities	262.0	75.0
Senior notes	330.0	330.0
Other indebtedness	29.0	—
	730.7	508.2
Less current portion of debt	217.7	208.5
Long-term debt	$513.0	$299.7

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed.

The outstanding amount under the program was $109.7 million and $103.2 million at March 31, 2017 and December 31, 2016, respectively.  During the three months ended March 31, 2017 and 2016, total proceeds from the accounts receivable securitization program were approximately $148.0 million and $240.8 million, respectively, and total repayments were approximately $141.5 million and $90.8 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $262.0 million and $75.0 million at March 31, 2017 and December 31, 2016, respectively.  We also have various other unsecured revolving lines of credit to support our consolidated subsidiaries’ operations that provide total borrowings of up to $25.0 million. There were no borrowings outstanding under these lines of credit at March 31, 2017 or December 31, 2016.

During the three months ended March 31, 2017 and 2016, total proceeds from our revolving credit facilities were approximately $526.3 million and $454.7 million, respectively, and total repayments were approximately $339.3 million and $445.8 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Other indebtedness

In connection with the acquisition of the real estate utilized by IFDS U.K. in their operations, during 2017 we assumed a mortgage with a principal amount of £23.0 million which matures in October 2020 (“U.K. mortgage”). The outstanding amount under the mortgage was $28.9 million at March 31, 2017 with a fixed rate of 3.9%.

Fair value

Based upon the borrowing rates currently available to us for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the privately placed senior notes, (collectively, the “Senior Notes”) and the U.K mortgage, is considered to approximate fair value.  The estimated fair values of the Senior Notes and U.K. mortgage were derived principally from quoted prices for similar financial instruments (Level 2 in the fair value hierarchy).

As of March 31, 2017 and December 31, 2016, the carrying values and estimated fair values of the fixed rate debt were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$105.0	$106.0	$105.0	$106.7
Senior notes - Series C	65.0	67.2	65.0	67.5
Senior notes - Series D	160.0	172.3	160.0	172.1
U.K. mortgage	28.9	28.9	—	—
Total	$358.9	$374.4	$330.0	$346.3

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

9. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate on income from continuing operations was 6.9% for the three months ended March 31, 2017 compared to 34.3% for the three months ended March 31, 2016. The Company’s tax rate for the three months ended March 31, 2017 was lower than the statutory federal income tax rate of 35% primarily attributable to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions and benefits realized from the settlement of uncertain tax positions. The Company’s tax rate for the three months ended March 31, 2016 was lower than the statutory federal income tax rate of 35% primarily attributable to discrete period benefits realized from the release of certain liabilities for uncertain tax positions that were settled, effectively settled or otherwise remeasured during the period, as well as a change in the proportional mix of domestic and international income.

Our estimated annual effective full year 2017 tax rate will vary from the statutory federal rate primarily as a result of variances among the estimates and actual amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Income from continuing operations attributable to DST Systems, Inc.	$243.5	$39.6
Income from discontinued operations	2.9	18.5
Net income attributable to DST Systems, Inc.	$246.4	$58.1

Weighted average common shares outstanding	31.5	33.8
Incremental shares from restricted stock units and stock options	0.5	0.5
Weighted average diluted shares outstanding	32.0	34.3

Basic earnings per share
Continuing operations attributable to DST Systems, Inc.	$7.73	$1.17
Discontinued operations	0.09	0.55
Basic earnings per share	$7.82	$1.72

Diluted earnings per share
Continuing operations attributable to DST Systems, Inc.	$7.62	$1.16
Discontinued operations	0.09	0.54
Diluted earnings per share	$7.71	$1.70

We had approximately 31.5 million and 33.8 million common shares outstanding at March 31, 2017 and 2016, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2017 and 2016.

Share based compensation

We have share based compensation plans covering our employees and non-employee directors.  During the three months ended March 31, 2017, we granted approximately 0.2 million restricted stock units (“RSU’s”), of which approximately 0.1 million are

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

performance stock units.  Additionally, during the three months ended March 31, 2017, we had 0.2 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At March 31, 2017, we had 0.9 million unvested RSU’s and 0.3 million stock options outstanding.

We recognized share based compensation expense of $6.2 million during the three months ended March 31, 2017 as compared to $7.7 million during the three months ended March 31, 2016. These amounts are inclusive of discontinued operations. At March 31, 2017, we had $81.2 million of unrecognized compensation expense related to our share based compensation arrangements, net of estimated forfeitures.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $17.0 million for the remainder of 2017, $16.0 million for 2018, $7.7 million for 2019 and $1.2 million for 2020. Future expense recognition is not projected on approximately $39.3 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$94.1	$(0.1)	$(77.4)	$16.6
Net current period other comprehensive income (loss)	(88.2)	0.2	46.2	(41.8)
Balance, March 31, 2017	$5.9	$0.1	$(31.2)	$(25.2)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	March 31,
	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$4.3	$2.8	$(24.3)	$(15.1)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(145.1)	(91.0)	(1.9)	(1.2)
Net change in available-for-sale securities	(140.8)	(88.2)	(26.2)	(16.3)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	—	—	0.5	0.3
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	0.3	0.2	(0.1)	(0.1)
Net change in cash flow hedges	0.3	0.2	0.4	0.2
Cumulative translation adjustments (3)
Reclassification into net earnings upon step-acquisition of foreign entities (4)	41.0	41.0	—	—
Current period translation adjustments	5.2	5.2	(3.2)	(3.1)
Net Cumulative translation adjustments	46.2	46.2	(3.2)	(3.1)
Total other comprehensive income (loss)	$(94.3)	$(41.8)	$(29.0)	$(19.2)

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.
(3) Cumulative translation adjustments are inclusive of amounts derived from assets and liabilities held for sale.

(4)	Reclassification to net earnings upon liquidation of foreign entities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $30.9 million and $33.1 million at March 31, 2017 and December 31, 2016, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $15.5 million and $16.5 million at March 31, 2017 and December 31, 2016, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both March 31, 2017 and December 31, 2016, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the three months ended March 31, 2017, we repurchased approximately 0.7 million shares of DST common stock for $75.0 million under our share repurchase plan. During April 2017, we spent $75.0 million to repurchase approximately 0.6 million shares, which exhausted the existing share repurchase plan. On May 9, 2017, the Board of Directors authorized a new $300.0 million share repurchase plan.

In connection with the non-cash acquisition of BFDS, DST acquired $3.7 million of DST common stock that was held by BFDS. Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $9.5 million and $13.6 million during the three months ended March 31, 2017 and 2016, respectively.

Dividends

Total dividends for the three months ended March 31, 2017 and 2016 were $11.0 million and $11.5 million, respectively. Cash dividends paid during the three months ended March 31, 2017 and 2016 were $11.0 million and $11.1 million, respectively. The remaining amount of dividends represents dividend equivalent shares of restricted stock units in lieu of cash dividends.

On May 9, 2017, our Board of Directors declared a quarterly cash dividend of $0.36 per share on our common stock, on a pre-split basis, payable on June 9, 2017 to shareholders of record at the close of business on May 26, 2017. The Board of Directors also approved a two-for-one split of DST’s common stock. The stock split will be a stock dividend payable on June 8, 2017 to shareholders of record at the close of business May 26, 2017.

11. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $6.0 million and $5.9 million outstanding at March 31, 2017 and December 31, 2016, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At March 31, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

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

12. Segment Information

Our operating business units offer sophisticated information processing and software services and products. As discussed in Note 1, Summary of Accounting Policies, we established a new reportable segment structure during first quarter 2017. We now present our businesses as three operating segments, Domestic Financial Services, International Financial Services and Healthcare Services.  Prior periods have been revised to reflect the new reportable operating segments.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2017	December 31, 2016
Domestic Financial Services	$2,384.0	$2,234.9
International Financial Services	727.1	430.0
Healthcare Services	455.0	552.2
Assets held for sale	73.8	72.6
Elimination Adjustments	(608.2)	(517.9)
	$3,031.7	$2,771.8

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2017
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$239.4	$32.7	$107.7	$—	$379.8
Intersegment operating revenues	14.6	0.1	—	(14.7)	—
Out-of-pocket reimbursements	23.9	0.2	1.8	(0.2)	25.7
Total revenues	277.9	33.0	109.5	(14.9)	405.5

Costs and expenses	220.8	32.6	87.9	(14.9)	326.4
Depreciation and amortization	18.9	1.0	3.3	—	23.2
Operating income (loss)	38.2	(0.6)	18.3	—	55.9

Other income (loss), net	203.7	(10.8)	0.1	—	193.0
Equity in earnings of unconsolidated affiliates	6.2	12.9	0.1	—	19.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$248.1	$1.5	$18.5	$—	$268.1

	Three Months Ended March 31, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$232.9	$24.2	$104.2	$—	$361.3
Intersegment operating revenues	13.5	0.1	—	(13.6)	—
Out-of-pocket reimbursements	16.7	0.3	2.5	(0.1)	19.4
Total revenues	263.1	24.6	106.7	(13.7)	380.7

Costs and expenses	210.3	23.0	87.3	(13.7)	306.9
Depreciation and amortization	17.5	0.3	4.3	—	22.1
Operating income	35.3	1.3	15.1	—	51.7

Other income, net	3.7	2.6	—	—	6.3
Equity in earnings of unconsolidated affiliates	5.1	1.5	0.1	—	6.7

Earnings from continuing operations before interest, income taxes and non-controlling interest	$44.1	$5.4	$15.2	$—	$64.7

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $5.9 million and $6.1 million for the three months ended March 31, 2017 and 2016 is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	For the Year Ended December 31, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$937.7	$110.5	$426.2	$—	$1,474.4
Intersegment operating revenues	58.1	0.4	—	(58.5)	—
Out-of-pocket reimbursements	73.0	1.2	8.5	(0.4)	82.3
Total revenues	1,068.8	112.1	434.7	(58.9)	1,556.7

Costs and expenses	829.0	98.2	345.1	(58.9)	1,213.4
Depreciation and amortization	77.3	3.1	15.6	—	96.0
Operating income (loss)	162.5	10.8	74.0	—	247.3

Other income (loss), net	13.9	8.7	0.1	—	22.7
Gain on sale of business	—	5.5	—	—	5.5
Equity in earnings of unconsolidated affiliates	14.3	12.4	0.5	—	27.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$190.7	$37.4	$74.6	$—	$302.7

	For the Year Ended December 31, 2015
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$936.8	$91.8	$376.4	$—	$1,405.0
Intersegment operating revenues	46.3	1.6	—	(47.9)	—
Out-of-pocket reimbursements	60.7	1.7	8.2	(1.6)	69.0
Total revenues	1,043.8	95.1	384.6	(49.5)	1,474.0

Costs and expenses	792.3	86.1	321.3	(49.5)	1,150.2
Depreciation and amortization	67.7	4.8	18.6	—	91.1
Operating income (loss)	183.8	4.2	44.7	—	232.7

Other income (loss), net	207.2	(2.6)	(0.1)	—	204.5
Equity in earnings of unconsolidated affiliates	23.8	21.3	0.3	—	45.4

Earnings from continuing operations before interest, income taxes and non-controlling interest	$414.8	$22.9	$44.9	$—	$482.6

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $23.5 million and $23.8 million for the years ended December 31, 2016 and 2015, respectively, is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

•	our investments in funds and other companies may decline;

•	our ability to successfully complete acquisitions or integrate acquired businesses; and

•	the other factors that are described in Item 1A, “Risk Factors” within this Form 10-Q and within “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
INTRODUCTION

DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified data management and business processing solutions to clients globally within the asset management, brokerage, retirement, healthcare and other markets. Our wholly-owned data centers provide the secure technology infrastructure necessary to support our solutions. In order to position the Company to take advantage of new and emerging technologies, we are embarking on an information technology transformation effort which will increase our operating expenses for the next three to four years. We expect the result of these investments to be lower centralized infrastructure costs and a more agile platform on which to deliver future capabilities.
In connection with the execution of our strategic plan, which focuses on the Financial Services and Healthcare Services markets, we sold our North American Customer Communications business in July 2016. Additionally, on May 4, 2017, we completed the sale of our United Kingdom Customer Communications business for cash consideration of approximately $43.9 million, subject to customary post-closing working capital adjustments, which approximates our carrying value of the business sold. We have classified the results of the businesses sold as discontinued operations in our Condensed Consolidated Statement of Income for all periods presented.
In March 2017, we acquired State Street’s ownership interests in our joint ventures BFDS and IFDS U.K., as well as other investments and real estate held by IFDS L.P. The BFDS acquisition was effectuated through a non-taxable exchange of our State Street common stock with a fair value of $163.4 million for State Street’s ownership interest in BFDS. We also acquired State Street’s ownership interest in IFDS U.K., and IFDS L.P.’s ownership interests in IFDS Percana and IFDS Realty U.K. for total cash consideration of $234.9 million. After the completion of the acquisitions, in May 2017, one of IFDS U.K.’s wealth management platform clients, which we were in the process of completing a multi-year development and implementation effort for, terminated for convenience certain of its servicing agreements with us. We are currently evaluating the financial effect this termination will have on our future operating results.

Beginning in first quarter 2017, DST established a new reportable segment structure which separates the previously reported Financial Services segment into two new segments, Domestic Financial Services and International Financial Services based upon the geographical location of the revenue-generating business. The activity within the previously reported Investments and Other segment has now been included in either the Domestic or International Financial Services segments based on the business supported. The Healthcare Services segment remains unchanged. The new segment presentation is reflective of how management is now operating the business and making resource allocations following the acquisitions of IFDS U.K. and BFDS in the first quarter 2017, as well as the recent reductions in non-core investment assets resulting from monetizations and the use of State Street stock in the BFDS exchange transaction. Prior periods have been revised to reflect the new reportable operating segments.
Domestic Financial Services Segment
Through the Domestic Financial Services segment, we provide investor, investment, advisor/intermediary and asset distribution services to companies within the U.S. Financial Services industry. Utilizing our proprietary software applications, we offer our clients information processing solutions to support direct and intermediary sales of mutual funds, alternative investments, securities brokerage accounts and retirement plans. This includes transaction processing; account opening and maintenance; reconciliation of trades, positions and cash; corporate actions; regulatory reporting and compliance functions; and tax reporting. We also support full reporting to investors for confirmations, statements and tax forms, web access, and electronic delivery of documents.
Services are provided either under a remote processing (“Remote”) model or on a business process outsourcing (“BPO”) basis utilizing our proprietary software applications, including our TA 2000® and TRAC® systems. Our BPO service offerings are enhanced by AWD®, our proprietary workflow software, which is also licensed separately to third parties.
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
International Financial Services Segment
In Australia and the U.K., we license our wealth management platform to provide solutions related to participant accounting and recordkeeping for wealth management, “wrap platforms” and retirement savings (“superannuation”) industries/markets. Our primary customers are funds and fund managers. We also offer investor services on a Remote and BPO basis in the U.K. and, through our joint venture IFDS L.P., in Canada, Ireland and Luxembourg .
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
Seasonality
Generally, we do not have significant seasonal fluctuations in our business operations.  Processing volumes for mutual fund customers within our Domestic and International Financial Services segments are usually highest during the three months ended March 31 due primarily to processing year-end transactions during January.  Revenues and operating results from individual license sales vary depending on the timing and size of the contract.
RESULTS OF OPERATIONS

The following table summarizes our operating results (in millions). Additional information regarding each of our segments operating results is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	March 31,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$379.8	$361.3	$18.5	5.1%
Out-of-pocket reimbursements	25.7	19.4	6.3	32.5%
Total revenues	405.5	380.7	24.8	6.5%

Costs and expenses	326.4	306.9	19.5	6.4%
Depreciation and amortization	23.2	22.1	1.1	5.0%
Operating income	55.9	51.7	4.2	8.1%

Interest expense	(5.9)	(6.1)	0.2	3.3%
Other income, net	193.0	6.3	186.7	2,963.5%
Equity in earnings of unconsolidated affiliates	19.2	6.7	12.5	186.6%
Income from continuing operations before income taxes and non-controlling interest	262.2	58.6	203.6	347.4%

Income taxes	18.1	20.1	(2.0)	(10.0)%
Income from continuing operations before non-controlling interest	244.1	38.5	205.6	534.0%

Income from discontinued operations, net of tax	2.9	18.5	(15.6)	(84.3)%
Net income	247.0	57.0	190.0	333.3%

Net (income) loss attributable to non-controlling interest	(0.6)	1.1	(1.7)	(154.5)%
Net income attributable to DST Systems, Inc.	$246.4	$58.1	$188.3	324.1%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2017 were $405.5 million, an increase of $24.8 million or 6.5% compared to the three months ended March 31, 2016.  Consolidated operating revenues for the three months ended March 31, 2017 increased $18.5 million or 5.1% as compared to the same period in 2016.

The increase in consolidated operating revenues during the three months ended March 31, 2017 was attributable to increased operating revenues across the Domestic Financial Services, International Financial Services and Healthcare Services operating segments.

Consolidated OOP reimbursements for the three months ended March 31, 2017 increased $6.3 million or 32.5% as compared to the same period in 2016.  The increase in OOP reimbursements is primarily attributable to increased client volumes in the Domestic Financial Services segment.

Operating income

Consolidated operating income for the three months ended March 31, 2017 was $55.9 million, an increase of $4.2 million or 8.1% as compared to the same period in 2016.  The increase in operating income during the three months ended March 31, 2017 was due to increases within the Domestic Financial Services and Healthcare Services segments partially offset by a decline within the International Financial Services segment.

Interest expense

Interest expense for the three months ended March 31, 2017 was $5.9 million a decrease of $0.2 million as compared to the three months ended March 31, 2016, respectively. The decrease in interest expense during the three months ended March 31, 2017 was primarily due to lower average outstanding borrowings.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net realized gains from sale of available-for-sale securities	$145.1	$2.1
Net gain on previously held equity interests	43.8	—
Net gain on other investments	2.9	6.3
Dividend income	0.6	1.3
Miscellaneous items	0.6	(3.4)
Other income, net	$193.0	$6.3

We recognized a realized gain of $145.1 million from the exchange of State Street common stock during the three months ended March 31, 2017 for the controlling interest in BFDS. Additionally, as a result of the acquisitions, we recorded a net pretax gain of $43.8 million on the step-up of our previous 50% ownership interests in BFDS and IFDS U.K.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
IFDS U.K.	$0.9	$(0.2)
IFDS L.P.	12.0	1.7
BFDS	3.6	2.6
Other	2.7	2.6
	$19.2	$6.7

Additional condensed financial information of our significant operating unconsolidated affiliates, BFDS, IFDS U.K. and IFDS L.P., is presented below (in millions):

	Three Months Ended
	March 31,
	2017	2016
Total revenues	$242.3	$258.9
Costs and expenses	216.1	239.3
Depreciation and amortization	8.3	10.2
Operating income	17.9	9.4
Non-operating income	22.4	0.1
Income before income taxes	40.3	9.5
Income taxes	7.4	1.4
Net income	$32.9	$8.1

DST’s equity in earnings of IFDS L.P. increased $10.3 million during the three months ended March 31, 2017 as compared to the same period in 2016. The increase is primarily the result of realized gains on the step-up of certain investments and real estate assets that were distributed out of the joint venture to DST and State Street immediately prior to the acquisitions of IFDS U.K. and BFDS.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 6.9% for the three months ended March 31, 2017, compared to 34.3% for the three months ended March 31, 2016. The change in the Company’s tax rate for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions and benefits realized from the settlement of uncertain tax positions.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 36.5% for full year 2017.  The full year 2017 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three months ended March 31, 2017 was $2.9 million, a decrease of $15.6 million as compared to the same period in 2016 due to the sale of our North American Customer Communications business in July 2016.

Business Segment Comparisons

DOMESTIC FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the Domestic Financial Services segment (in millions):

	Three Months Ended		Change
	March 31,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$254.0	$246.4	$7.6	3.1%
Out-of-pocket reimbursements	23.9	16.7	7.2	43.1%
Total revenues	277.9	263.1	14.8	5.6%
Costs and expenses	220.8	210.3	10.5	5.0%
Depreciation and amortization	18.9	17.5	1.4	8.0%
Operating income	$38.2	$35.3	$2.9	8.2%

Operating margin	15.0%	14.3%

The following tables summarize the Domestic Financial Services segment’s statistical results (in millions, except as noted):

	March 31,
	2017	2016
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	25.0	26.9
IRA mutual fund accounts	20.5	21.7
Other retirement accounts	7.9	8.1
Section 529 and Educational IRAs	7.5	8.2
Registered accounts - tax-advantaged	35.9	38.0
Total registered accounts	60.9	64.9
Subaccounts	42.6	30.4
Total U.S. mutual fund shareowner accounts processed	103.5	95.3

Defined contribution participant accounts	7.4	7.3

ALPS (in billions of U.S. dollars):
Assets Under Management	$18.9	$14.1
Assets Under Administration	$188.3	$163.0

Automatic Work Distributor workstations (in thousands):
Domestic	167.5	171.2

	Three Months Ended
	March 31,
	2017	2016
Changes in registered accounts:
Beginning balance	61.9	65.4
Subaccounting conversions to DST platforms	—	(0.1)
Subaccounting conversions to non-DST platforms	(0.2)	—
Conversions to non-DST platforms	—	(0.2)
Organic decline	(0.8)	(0.2)
Ending balance	60.9	64.9

Changes in subaccounts:
Beginning balance	42.1	31.3
Conversions from non-DST registered platforms	0.3	—
Conversions from DST’s registered accounts	—	0.1
Conversions to non-DST platforms	(0.4)	—
Organic growth (decline)	0.6	(1.0)
Ending balance	42.6	30.4

Changes in defined contribution participant accounts:
Beginning balance	6.8	7.0
New client conversions	0.3	—
Organic growth	0.3	0.3
Ending balance	7.4	7.3

Operating revenues

Domestic Financial Services segment operating revenues for the three months ended March 31, 2017 were $254.0 million, an increase of $7.6 million or 3.1% as compared to the same period in 2016. The increase in operating revenues for the three months ended March 31, 2017 is primarily driven from a full quarter of results from KRFS which was acquired in late-February 2016 and two days of operating revenues from BFDS in 2017, which combined contributed approximately $6.6 million of incremental operating revenues during the three months ended March 31, 2017. In addition, operating revenues increased from organic growth and increased market movement at ALPS as well as new client growth within our Brokerage Solutions business from the previous conversion of approximately 10 million subaccounts in third quarter 2016. These increases were partly offset by lower revenue resulting from exiting certain product offerings and extending certain long-term contracts at lower pricing during 2016, as well as a decline in mutual fund registered shareowner account processing revenue due to lower registered accounts for the three months ended March 31, 2017. Software license revenues for the three months ended March 31, 2017 were $5.3 million, a decrease of $0.1 million as compared to the same period in 2016.

Costs and expenses

Domestic Financial Services segment costs and expenses were $220.8 million for the three months ended March 31, 2017, respectively, an increase of $10.5 million or 5.0% as compared to the same period in 2016. Costs and expenses in the Domestic Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating costs, included in costs and expenses, were $23.9 million for the three months ended March 31, 2017, an increase of $7.2 million or 43.1% as compared to the same period in 2016.

Excluding reimbursable operating costs, costs and expenses for the three months ended March 31, 2017 were $196.9 million, an increase of $3.3 million or 1.7% as compared to the same period in 2016. The increase in costs and expenses during the three months ended March 31, 2017 was primarily impacted by the acquisitions completed during 2016 and 2017 which increased operating costs, higher advisory costs related to integration planning for the businesses acquired in 2017 and a slight increase in information technology transformation spend partially offset by lower costs resulting from the previously implemented restructuring and other cost containment initiatives.

Depreciation and amortization

Domestic Financial Services segment depreciation and amortization expense for the three months ended March 31, 2017 was $18.9 million, an increase of $1.4 million or 8.0% as compared to the same period in 2016. The increase during the three months ended March 31, 2017 was primarily attributable to incremental amortization associated with acquired intangibles from the acquisitions completed in 2016 as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure and increase security and regulatory compliance.

Operating income

Domestic Financial Services segment operating income for the three months ended March 31, 2017 was $38.2 million, an increase of $2.9 million or 8.2% as compared to the same period in 2016. Domestic Financial Services segment operating income increased for the three months ended March 31, 2017 primarily due to higher revenues and cost savings resulting from the previously implemented restructuring and other cost containment initiatives, partially offset by a slight increase in information technology transformation spend and increased depreciation and amortization.

INTERNATIONAL FINANCIAL SERVICES SEGMENT

The following table presents the financial results of the International Financial Services segment (in millions):

	Three Months Ended		Change
	March 31,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$32.8	$24.3	$8.5	35.0%
Out-of-pocket reimbursements	0.2	0.3	(0.1)	(33.3)%
Total revenues	33.0	24.6	8.4	34.1%
Costs and expenses	32.6	23.0	9.6	41.7%
Depreciation and amortization	1.0	0.3	0.7	233.3%
Operating income (loss)	$(0.6)	$1.3	$(1.9)	(146.2)%

Operating margin	(1.8)%	5.3%

The following tables summarize the International Financial Services segment’s statistical results (in millions, except as noted):

	March 31,
	2017	2016
International mutual fund shareowner accounts processed:
IFDS U.K.	8.7	9.2
IFDS L.P. (Canada)	13.7	13.4
Total international mutual fund shareowner accounts processed	22.4	22.6

Automatic Work Distributor workstations (in thousands):
International	39.1	40.5

Operating revenues

International Financial Services segment operating revenues for the three months ended March 31, 2017 were $32.8 million, an increase of $8.5 million or 35.0% as compared to the same period in 2016. The increase in operating revenues for the three months ended March 31, 2017 is primarily driven from the acquisition of IFDS U.K. on March 27, 2017, which contributed $6.0 million of incremental operating revenues during the three months ended March 31, 2017, partially offset by lower revenues as a result of the sale of DST Billing Solutions in the fourth quarter of 2016. Software license revenues for the three months ended March 31, 2017 were $2.1 million, a decrease of $0.5 million as compared to the same period in 2016.

Costs and expenses

International Financial Services segment costs and expenses were $32.6 million for the three months ended March 31, 2017, respectively, an increase of $9.6 million or 41.7% as compared to the same period in 2016. Costs and expenses in the International Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  The increase in costs and expenses during the three months ended March 31, 2017 was primarily due to the acquisition of IFDS U.K., combined with increased operating costs associated with development and implementation efforts for wealth management platform clients in Australia and the U.K.

Depreciation and amortization

International Financial Services segment depreciation and amortization expense for the three months ended March 31, 2017 was $1.0 million, an increase of $0.7 million or 233.3% as compared to the same period in 2016. The increase during the three months ended March 31, 2017 was primarily attributable to incremental depreciation from the business acquired.

Operating income

International Financial Services segment operating loss for the three months ended March 31, 2017 was $0.6 million, a decrease of $1.9 million as compared to the same period in 2016 primarily due to increased operating costs associated with development and implementation efforts for wealth management platform clients in Australia and the U.K. as well as lower software license revenue.

HEALTHCARE SERVICES SEGMENT

The following table presents the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	March 31,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$107.7	$104.2	$3.5	3.4%
Out-of-pocket reimbursements	1.8	2.5	(0.7)	(28.0)%
Total revenues	109.5	106.7	2.8	2.6%
Costs and expenses	87.9	87.3	0.6	0.7%
Depreciation and amortization	3.3	4.3	(1.0)	(23.3)%
Operating income	$18.3	$15.1	$3.2	21.2%

Operating margin	17.0%	14.5%
The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	March 31,
	2017	2016
DST Health Solutions covered lives	22.6	24.5

	Three Months Ended
	March 31,
	2017	2016
Argus pharmacy paid claims	124.0	126.9

Operating revenues

Healthcare Services segment operating revenues for the three months ended March 31, 2017 were $107.7 million, an increase of $3.5 million or 3.4% as compared to the same period in 2016.  Operating revenues for the three months ended March 31, 2017 were higher as compared to the same period in 2016 primarily attributable to organic growth and the expansion of the high-value services we are offering to existing clients in both the medical and pharmacy businesses. Operating revenues include approximately $2.4 million of software license fee revenues for the three months ended March 31, 2017, an increase of $0.6 million over the same period in 2016.  These increases were partially offset by a reduction in claims processing from the previously announced customer migrations.

Costs and expenses

Healthcare Services segment costs and expenses were $87.9 million for the three months ended March 31, 2017, an increase of $0.6 million or 0.7% as compared to the same period in 2016. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The increase in costs and expenses for the three months ended March 31, 2017 was primarily attributable to increased staffing costs incurred to support the higher medical transaction volumes due to growth in business process outsourcing services.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three months ended March 31, 2017 was $3.3 million, a decrease of $1.0 million or 23.3% as compared to the same period in 2016, attributable to lower capital expenditures.

Operating income

Healthcare Services segment operating income for the three months ended March 31, 2017 was $18.3 million, an increase of $3.2 million as compared to the same period in 2016.  The increase is primarily attributable to higher revenues from pharmacy transaction processing and other high-value services as well as enhanced economies of scale, partially offset by increased staffing costs associated with supporting new and existing client growth.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At March 31, 2017, we had approximately $607.8 million of availability under our domestic revolving credit facilities.

Sources and uses of cash

We had $260.4 million and $195.5 million of cash and cash equivalents at March 31, 2017 and December 31, 2016, respectively. Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, business acquisitions, payments on debt, stock repurchases and dividend payments.  Additionally, in April 2017 we made an up-front payment of $37.5 million to one of IFDS U.K.'s clients in connection with the signing of an amendment to our existing servicing agreement. We also agreed to pay an additional $37.5 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of revised contractual arrangement. Information on our consolidated cash flows for the three months ended March 31, 2017 and 2016 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows used in operating activities from continuing operations were $6.9 million during the three months ended March 31, 2017 compared to cash flows used in operating activities of $16.0 million for the three months ended March 31, 2016, a change of $9.1 million.

Operating cash flows from continuing operations during the three months ended March 31, 2017 resulted principally from net income of $244.1 million, adjusted for non-cash or non-operating items including net gains on investments and the step up of unconsolidated affiliates as a result of the acquisitions of BFDS and IFDS U.K. of $185.1 million, equity in earnings of unconsolidated affiliates of $19.2 million and depreciation and amortization expense of $23.2 million, as well as a use of cash due to changes in operating assets and liabilities of $79.6 million. Significant changes in operating assets and liabilities during the period include a $66.6 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits.

Operating cash flows from continuing operations during the three months ended March 31, 2016 resulted principally from net income of $38.5 million, adjusted for non-cash or non-operating items including net gains on investments of $2.8 million, equity in earnings of unconsolidated affiliates of $6.7 million, and depreciation and amortization expense of $22.1 million, as well as a use of cash due to changes in operating assets and liabilities of $81.5 million. Significant changes in operating assets and liabilities during the period include a $65.2 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $6.9 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows provided from investing activities from continuing operations were $103.4 million during the three months ended March 31, 2017, as compared to $188.5 million for the three months ended March 31, 2016, a decrease of $85.1 million.

Investing cash flows from continuing operations during the three months ended March 31, 2017 resulted principally from $115.9 million of net changes in funds held to satisfy client funds obligations, $59.6 million of proceeds from sales/maturities of investments and $32.0 million of distributions primarily from IFDS L.P. These sources of cash were partially offset by cash used to acquire IFDS U.K., IFDS Percana and certain real estate used by the acquired businesses, net of the cash acquired, purchase capital assets, and invest in securities (principally seed capital investments) of $38.9 million, $14.9 million, and $51.1 million, respectively.
Investing cash flows from continuing operations during the three months ended March 31, 2016 resulted principally from $254.4 million of net changes in funds held to satisfy client fund obligations and $121.7 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC, invest in securities (principally seed capital investments), and purchase capital assets of $93.8 million, $67.1 million, and $14.4 million, respectively. Additionally, we had a cash outflow during the period of approximately $15.0 million for a loan to IFDS U.K.
Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2017	2016
Domestic Financial Services	$13.3	$13.3
International Financial Services	0.2	0.8
Healthcare Services	1.4	0.3
	$14.9	$14.4

As a result of the acquisitions of BFDS and IFDS U.K. in March 2017, we expect capital expenditures for 2017 to be approximately $95.0 million. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities from continuing operations were $16.3 million during the three months ended March 31, 2017 as compared to $185.8 million for the three months ended March 31, 2016.

Financing cash flows used in continuing operations during the three months ended March 31, 2017 resulted principally from net changes in client funds obligations of $115.9 million and $84.5 million of share repurchases, partially offset by an increase of $193.3 million in net borrowings on our debt facilities during 2017.
Financing cash flows used in continuing operations during the three months ended March 31, 2016 resulted principally from net changes in client fund obligations of $254.4 million and $88.6 million of share repurchases, partially offset by an increase of $157.2 million in net borrowings on our debt facilities during 2016.
Common stock repurchases

During the three months ended March 31, 2017, we repurchased approximately 0.7 million shares of DST common stock for $75.0 million under our share repurchase plan. During April 2017, we spent $75.0 million to repurchase approximately 0.6 million shares, which exhausted the existing share repurchase plan. On May 9, 2017, the Board of Directors authorized a new $300.0 million share repurchase plan. During the three months ended March 31, 2016, we repurchased approximately 0.7 million shares of DST common stock for $75.0 million under previous share repurchase programs.

In connection with the non-cash acquisition of BFDS, DST acquired $3.7 million of DST common stock that was previously held by BFDS. Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $9.5 million and $13.6 million during the three months ended March 31, 2017 and 2016, respectively.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency and other client balances invested overnight. We had $430.8 million and $564.6 million of client funds obligations at March 31, 2017 and December 31, 2016, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $730.7 million and $508.2 million of debt outstanding at March 31, 2017 and December 31, 2016, respectively, an increase of $222.5 million during the three months ended March 31, 2017, primarily resulting from the acquisition of IFDS U.K., share repurchases and working capital uses.

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

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At March 31, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of March 31, 2017, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in interest rates and currency exchange rates.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2017, DST had average daily cash balances of approximately $2.1 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $6.9 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At March 31, 2017, we had $730.7 million of debt, of which $371.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At March 31, 2017, our international subsidiaries had approximately $735.1 million in total assets, and for the three months ended March 31, 2017, these international subsidiaries recorded net income of approximately $5.2 million.  We estimate that a 10% change in exchange rates would change total consolidated assets by approximately $73.5 million.  Furthermore, a 10% change in exchange rates would change consolidated reported net income by approximately $0.5 million for the three months ended March 31, 2017.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Australian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives is $223.5 million at March 31, 2017. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.1 million at March 31, 2017. We estimate that a 10% change in exchange rates would result in a $0.3 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.5 million at March 31, 2017. We estimate a 10% change in exchange rates on these contracts would result in a $13.0 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2017.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 11, “Commitments and Contingencies, - Legal Proceedings” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2016 are as follows:

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
On a consolidated basis, for the year ended December 31, 2016, our five largest customers (excluding BFDS and IFDS) accounted for approximately 22.0% of our consolidated operating revenues. For the same period, the Healthcare Services segment’s five largest customers accounted for approximately 51.4% of our revenue in that segment, including 17.8% from its largest customer. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.
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
We derive most of our revenue by selling products and services under long-term contracts, many of which contain terms and conditions based on anticipated levels of utilization of our services. We cannot unilaterally extend the terms of our client contracts when they expire. Contracts can terminate during the term of agreement for various reasons, including through “termination for convenience” clauses in some contracts that enable clients to cancel by written notice. In May 2017, we were notified that one of IFDS U.K.’s wealth management platform clients, which IFDS U.K. was performing multi-year implementation efforts for, had terminated its servicing agreement with IFDS U.K.  We are currently evaluating the financial effect of the event to our subsequent periods’ condensed consolidated financial statements.  Our revenues could decrease as a result of terminations or non-renewals of client contracts; extensions of client contracts under, or contract re-negotiations resulting in, less favorable terms; or utilization of services at less than anticipated levels.
Our investments in funds and our joint ventures could decline in value.
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

Risks Related to Corporate Governance or our Equity Securities
Some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so.
We own interests in unconsolidated entities, including International Financial Data Services Limited Partnership and various real estate joint ventures. Our interests in such unconsolidated entities are subject to buy/sell arrangements, which could restrict our ability to sell our interests even if we were to determine it would be prudent to do so. These arrangements could also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.
Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could discourage, delay or prevent a change in control of us that a stockholder may consider favorable.
The provisions include:

•	super-majority stockholder approval required for certain actions;

•	specific procedures for stockholders to nominate new directors;

•	the Board’s authority to issue and set the terms of preferred stock;

•	various rights of joint venture co-owners and contractual counterparties, including rights of lenders and certain customers and executives in the event of a change in control;

•	public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us; and

•	legal restrictions on business combinations with certain stockholders.
Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.
A change in control of the Company could trigger various rights and obligations in service agreements with certain customers and other agreements. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual’s termination of employment without “cause” or resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting of equity grants, as applicable, under such agreements and programs. This accelerated funding, vesting or payment may decrease an employee’s incentive to continue employment with us. We have adopted an executive severance plan which, among other things, provides benefits to participating senior officers and executives who are terminated in connection with a change of control. Certain other executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	451,228	(1)	$110.91	$49,986,874	$100,013,203	(2)
February 1 — February 28	215,911	(1)	116.00	25,013,082	75,000,121	(2)
March 1 — March 31	80,081	(1)	117.72	—	75,000,121	(2)
Total	747,220		$113.11	$74,999,956	$75,000,121	(2)
__________________________________________________

(1)
For the three months ended March 31, 2017, we purchased, in accordance with the applicable equity compensation plan, 80,862 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 512 shares were purchased in January 2017, 269 shares were purchased in February 2017 and 80,081 shares were purchased in March 2017. Not reflected in the table above, are 30,509 shares of our common stock that we acquired as a result of the acquisition of BFDS, related to certain investments associated with active deferred compensation plans for senior management and certain highly compensated employees. The value of these shares has been reclassified to Treasury stock in the Condensed Consolidated Balance Sheet.

(2)
On June 13, 2016, our Board of Directors authorized $300.0 million of share repurchases. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. The plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. As a result of additional share repurchases in the second quarter 2017, the existing plan was exhausted.

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

May 9, 2017

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	001-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated February 29, 2016	8-K	001-14036	3.1	2/29/2016

10.1	BFDS Reorganization Agreement, dated March 27, 2017, by and among DST, State Street, BFDS and IFDS LP	8-K	001-14036	10.1	3/27/2017

10.2	Exchange Agreement, dated March 27, 2017, by and among West Side, State Street, and BFDS	8-K	001-14036	10.2	3/27/2017

10.3	IFDS Purchase Agreement, dated March 27, 2017, by and among DST, DSTi Holdings Limited, DST Realty, Inc., IFDS LP, International Financial Data Services (Ireland) Limited, and State Street	8-K	001-14036	10.3	3/27/2017

10.4	Joint Marketing Agreement, dated March 27, 2017, by and among State Street Bank and Trust Company, BFDS, and DST	8-K	001-14036	10.4	3/27/2017

10.5	Termination Agreement, dated March 27, 2017, by and among DST, State Street, State Street Bank and Trust Company, and BFDS	8-K	001-14036	10.5	3/27/2017

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 9, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.