Form 10-Q
period 2017-06-30
DST SYSTEMS INC
filed 2017-08-08
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the Company’s common stock as of July 31, 2017:
Common Stock $0.01 par value — 60,508,843

DST Systems, Inc.
Form 10-Q
June 30, 2017

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except share and per share amounts) (unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$139.1	$195.5
Funds held on behalf of clients	500.6	500.5
Client funding receivable	49.3	64.1
Accounts receivable	362.3	215.5
Other assets	95.2	70.0
Current assets held for sale	—	72.6
	1,146.5	1,118.2

Investments	211.8	377.4
Unconsolidated affiliates	76.2	331.2
Properties, net	344.9	235.7
Intangible assets, net	295.4	142.6
Goodwill	789.8	516.4
Other assets	100.3	50.3
Total assets	$2,964.9	$2,771.8

Liabilities
Current liabilities
Current portion of debt	$191.7	$208.5
Client funds obligations	549.9	564.6
Accounts payable	88.4	62.9
Accrued compensation and benefits	104.9	101.7
Deferred revenues and gains	33.1	23.5
Income taxes payable	11.8	22.0
Other liabilities	101.5	78.1
Current liabilities held for sale	—	30.1
	1,081.3	1,091.4

Long-term debt	453.7	299.7
Income taxes payable	71.8	69.8
Deferred income taxes	83.0	151.5
Other liabilities	48.6	22.9
Total liabilities	1,738.4	1,635.3

Commitments and contingencies (Note 11)

Redeemable Non-controlling Interest	—	21.3

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 64.4 million and 82.0 million shares issued, respectively	0.6	0.8
Additional paid-in capital	83.9	129.2
Retained earnings	1,381.0	2,379.2
Treasury stock (2.7 million and 18.0 million shares, respectively), at cost	(215.0)	(1,410.6)
Accumulated other comprehensive income (loss)	(24.0)	16.6
Total stockholders’ equity	1,226.5	1,115.2
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,964.9	$2,771.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenues	$629.4	$373.9	$1,009.2	$735.2
Out-of-pocket reimbursements	26.8	16.6	52.5	36.0
Total revenues	656.2	390.5	1,061.7	771.2

Costs and expenses	525.2	320.4	851.6	627.3
Depreciation and amortization	34.8	24.2	58.0	46.3
Operating income	96.2	45.9	152.1	97.6

Interest expense	(6.9)	(6.5)	(12.8)	(12.6)
Other income, net	15.5	7.0	208.5	13.3
Equity in earnings of unconsolidated affiliates	3.9	10.2	23.1	16.9
Income from continuing operations before income taxes and non-controlling interest	108.7	56.6	370.9	115.2

Income taxes	35.2	22.1	53.3	42.2
Income from continuing operations before non-controlling interest	73.5	34.5	317.6	73.0

Income from discontinued operations, net of tax	1.9	18.7	4.8	37.2
Net income	75.4	53.2	322.4	110.2

Net (income) loss attributable to non-controlling interest	—	(0.2)	(0.6)	0.9
Net income attributable to DST Systems, Inc.	$75.4	$53.0	$321.8	$111.1

Weighted average common shares outstanding	61.9	66.6	62.5	67.1
Weighted average diluted shares outstanding	62.5	67.2	63.2	67.9

Basic earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.19	$0.52	$5.07	$1.11
Discontinued operations	0.03	0.28	0.08	0.55
Basic earnings per share	$1.22	$0.80	$5.15	$1.66

Diluted earnings per share:
Continuing operations attributable to DST Systems, Inc.	$1.18	$0.51	$5.01	$1.09
Discontinued operations	0.03	0.28	0.08	0.55
Diluted earnings per share	$1.21	$0.79	$5.09	$1.64

Cash dividends per share of common stock	$0.18	$0.17	$0.36	$0.33

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to DST Systems, Inc.	$75.4	$53.0	$321.8	$111.1

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	(5.7)	(6.1)	(93.9)	(22.4)
Cash flow hedges	—	—	0.2	0.2
Foreign currency translation adjustments	6.9	(20.1)	53.1	(23.2)
Other comprehensive income (loss)	1.2	(26.2)	(40.6)	(45.4)

Comprehensive income	$76.6	$26.8	$281.2	$65.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Changes in Stockholders’ Equity (in millions) (unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
December 31, 2015	68.6	$0.8	$136.4	$1,996.6	$(1,129.7)	$41.9	$1,046.0
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	111.1	—	—	111.1
Other comprehensive loss	—	—	—	—	—	(45.4)	(45.4)
Dividends	—	—	0.6	(22.7)	—	—	(22.1)
Amortization of share based compensation	—	—	15.3	—	—	—	15.3
Issuance of common stock	0.5	—	(20.8)	—	26.9	—	6.1
Repurchase of common stock	(2.7)	—	—	—	(163.9)	—	(163.9)
June 30, 2016	66.4	$0.8	$131.5	$2,085.0	$(1,266.7)	$(3.5)	$947.1

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
December 31, 2016	64.0	$0.8	$129.2	$2,379.2	$(1,410.6)	$16.6	$1,115.2
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	321.8	—	—	321.8
Other comprehensive loss	—	—	—	—	—	(40.6)	(40.6)
Dividends	—	—	0.7	(22.8)	—	—	(22.1)
Amortization of share based compensation	—	—	13.8	—	—	—	13.8
Issuance of common stock	0.3	—	(19.3)	—	21.6	—	2.3
Repurchase of common stock	(2.6)	—	—	—	(163.9)	—	(163.9)
Distribution of treasury stock for stock split	—	(0.2)	(40.5)	(1,297.2)	1,337.9	—	—
June 30, 2017	61.7	$0.6	$83.9	$1,381.0	$(215.0)	$(24.0)	$1,226.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows — operating activities:
Net income	$322.4	$110.2
Less: income from discontinued operations	4.8	37.2
Income from continuing operations	317.6	73.0
Depreciation and amortization	58.0	46.3
Net gains on investments	(151.7)	(2.8)
Gain recognized on step-up of unconsolidated affiliates	(43.8)	—
Amortization of share-based compensation	13.2	13.3
Equity in earnings of unconsolidated affiliates	(23.1)	(16.9)
Cash dividends from unconsolidated affiliates	0.6	0.2
Deferred income taxes	(2.9)	(1.4)
Changes in accounts receivable	9.3	(12.4)
Changes in other assets	(47.7)	(4.9)
Changes in client funds obligations	(14.8)	10.2
Changes in client funding receivable	14.8	(10.2)
Changes in accounts payable and accrued liabilities	(78.4)	7.6
Changes in income taxes payable	11.0	(27.9)
Changes in deferred revenues and gains	(24.0)	(3.9)
Changes in accrued compensation and benefits	(46.2)	(40.7)
Other, net	4.6	5.4
Net cash provided from (used in) continuing operating activities	(3.5)	34.9
Net cash provided from (used in) discontinued operating activities	(11.7)	33.9
Net cash provided from (used in) operating activities	(15.2)	68.8

Cash flows — investing activities:
Cash paid for capital expenditures	(34.1)	(30.2)
Investments in securities	(51.5)	(138.7)
Proceeds from (advances to) unconsolidated affiliates	31.9	(12.3)
Proceeds from sales/maturities of investments	75.9	199.8
Net change in funds held to satisfy client funds obligations	(0.1)	193.0
Proceeds from sale of properties	—	5.7
Acquisition of businesses, net of cash and cash equivalents acquired	(38.9)	(93.5)
Proceeds from sale of business, net of cash and cash equivalents sold	0.8	9.5
Other, net	—	1.0
Net cash provided from (used in) continuing investing activities	(16.0)	134.3
Net cash provided from discontinued investing activities	40.6	7.3
Net cash provided from investing activities	24.6	141.6

Cash flows — financing activities:
Proceeds from issuance of common stock	2.1	2.3
Principal payments on debt	(1.7)	(3.4)
Net borrowings on revolving credit facilities	128.0	3.9
Net borrowings (repayments) on accounts receivable securitization program	(19.4)	150.0
Net change in client funds obligations	0.1	(193.0)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (continued) (in millions) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Common stock repurchased	(160.2)	(163.9)
Payment of cash dividends	(22.1)	(22.1)
Excess tax benefits from share-based compensation	—	3.7
Receipt of third party capital in investment fund	0.8	6.3
Net cash used in continuing financing activities	(72.4)	(216.2)
Net cash used in discontinued financing activities	(0.2)	—
Net cash used in financing activities	(72.6)	(216.2)

Effect of exchange rates on cash and cash equivalents	2.8	—
Net decrease in cash and cash equivalents, including cash within assets held for sale	(60.4)	(5.8)
Cash and cash equivalents, beginning of period	199.5	89.6
Cash and cash equivalents, end of period	139.1	83.8

Less: cash and cash equivalents held for sale	—	11.1
Cash and cash equivalents of continuing operations, end of period	$139.1	$72.7

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

In addition, beginning in 2017, DST established a new reportable segment structure that separates the previously reported Financial Services segment into two new segments, Domestic Financial Services and International Financial Services, based upon the geographical location of the revenue-generating business. The activity within the previously reported Investments and Other segment has now been included in either the Domestic or International Financial Services segments based on the business supported. The Healthcare Services segment remains unchanged. The new segment presentation is reflective of how management is now operating the business and making resource allocations following the acquisitions of the remaining interests in IFDS U.K. and BFDS in the first quarter 2017, as well as the recent reductions in non-core investment assets resulting from monetizations and the use of State Street stock in the BFDS exchange transaction. The Company’s operating business units are now reported as three operating segments (Domestic Financial Services, International Financial Services and Healthcare Services).  Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation and prior periods have been revised to reflect the new reportable operating segments.

In May 2017, our Board of Directors declared a two-for-one stock split of DST’s outstanding common stock effected in the form of a stock dividend, which was paid on June 8, 2017 to shareholders of record at the close of business on May 26, 2017.  In connection with the stock split, 16.5 million treasury shares were used to settle a portion of the distribution.  All share and per share data, excluding treasury shares, have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance was adopted on January 1, 2017 and resulted in approximately $0.1 million and $2.0 million of excess tax benefits being recognized in Income taxes in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively. We also elected to account for forfeitures as they occur rather than using an estimated forfeiture rate. The impact to our consolidated financial statements was not material.

Accounting Pronouncements Pending Adoption

In November 2016, the FASB issued guidance which requires the statement of cash flows to explain changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective January 1, 2018 and requires retrospective application. Early adoption is permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements, but have determined that our Funds

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

held on behalf of clients and Other assets that meet the definition of cash and cash equivalents but are restricted for use will be included when reconciling the beginning and end of period balances on the Condensed Consolidated Statement of Cash Flows.

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

In January 2016, the FASB issued guidance which updates the reporting model for certain financial instruments, including the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective January 1, 2018 and requires a cumulative-effective adjustment as of the beginning of the fiscal year of adoption. Early adoption is permitted as of the beginning of the fiscal year of adoption. We are currently evaluating the standard and the impact it will have on our consolidated financial statements and related disclosures, but generally believe our private equity funds accounted for under the cost method will be measured at fair value, resulting in increased volatility in our Condensed Consolidated Statement of Income.

In May 2014, the FASB issued guidance which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard and subsequently issued amendments will become effective for us beginning with the first quarter 2018. The Company plans to adopt the guidance using the modified retrospective transition approach. We are currently evaluating the impacts of the application of the new standard to our existing portfolio of customer contracts and will continue to review new contracts entered into prior to the adoption of the new standard. While we expect the adoption of the standard will change the timing of when revenue is recognized for certain revenue streams, we anticipate that the majority of our contracts with customers will be accounted for under the series deliverable guidance in the new standard which will likely result in minimal changes as compared to current revenue recognition. However, due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard will be dependent on each contract’s specific terms. We expect to continue finalizing our assessment of the expected impact of adoption throughout 2017.
2. Significant Business Transactions

Acquisition of the remaining interests in BFDS

On March 27, 2017, we entered into a series of definitive agreements to acquire State Street’s equity interest in our BFDS joint venture, which provides shareholder recordkeeping, intermediary and investor services, and regulatory compliance solutions to financial services clients in the United States. We also acquired an investment in a privately-held company and the equity interest in IFDS Realty, LLC, which holds the real estate assets used in BFDS’ operations, through a distribution from International Financial Data Services L.P. (“IFDS L.P.”), our 50/50 joint venture with State Street.  The BFDS transaction, which closed on March 30, 2017, was structured as a non–taxable exchange under Section 355 of the Internal Revenue Code. At closing, DST delivered to State Street approximately 2.0 million shares of State Street common stock with a closing date fair value of $163.4 million (with a cost basis for tax purposes of approximately $1.1 million) in exchange for State Street’s equity interest in BFDS. The number of shares delivered at closing was calculated using the negotiated fair value of $157.6 million and the closing price of State Street’s stock at signing. BFDS is included within the Domestic Financial Services segment.

The acquisition of State Street’s 50% equity interest in BFDS was accounted for as a step-acquisition. Accordingly, we remeasured our previously held non-controlling equity interest in BFDS to the estimated fair value of $151.1 million, resulting in a gain of $56.0 million recorded at the acquisition date, within Other income, net in the Condensed Consolidated Statement of Income.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The factors described above, combined with the synergies expected from combining our operations with the acquired entity and the resulting enhanced clarity in the service offerings available to our clients, are the basis for the acquisition price paid resulting in $68.7 million of goodwill recorded, none of which is expected to be deductible for tax purposes.
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. During the second quarter 2017, our initial purchase price allocation and estimate of fair value for certain intangible assets and related income tax effects were adjusted based on facts and circumstances existing at the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for tangible and intangible assets are finalized and associated income tax impacts are determined.
The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of BFDS and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Fair value of common stock used to acquire the remaining equity interests in BFDS, certain investments and real estate	$163.4
Estimated fair value of DST’s previously-held equity interests (1)	151.1
Effective settlement of pre-existing relationships	(5.9)
Total consideration transferred	$308.6

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$96.8
Accounts receivable	81.6
Other current assets	3.6
Investments (2)	35.8
Properties (3)	22.6
Intangible assets	57.2
Goodwill	68.7
Deferred income taxes	2.4
Other assets	3.2
Total assets	371.9

Accounts payable	5.2
Accrued compensation and benefits	15.4
Deferred revenue	2.1
Other current liabilities	7.6
Other liabilities	33.0
Total liabilities	63.3
Net assets acquired	$308.6
_____________________________________________________
(1) Equals the estimated fair value of DST’s previously-held equity interest in BFDS valued at $151.1 million, which represents an approximate 7.5% discount to the acquisition price for State Street’s equity interests in BFDS prior to the acquisition date. The difference between the fair value of State Street common stock transferred of $163.4 million and the $151.1 million represents an estimate of a control premium, which has not been included in the valuation of DST’s previous non-controlling interest.
(2) As a result of the acquisition of the remaining interests in BFDS, we acquired certain investments associated with active deferred compensation plans for senior management and certain highly compensated employees. Approximately $3.7 million of the underlying investments were in DST common stock. As a result, the common stock was considered effectively repurchased at the acquisition date and reclassified to Treasury stock in the Condensed Consolidated Balance Sheet.
(3) Includes $2.0 million of acquired software with a weighted-average useful life of 5 years.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$57.2	13 years

The operating results of BFDS were combined with our operating results subsequent to the acquisition date. Approximately $75.4 million and $76.8 million of revenues and $1.6 million and $1.9 million of pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively.

Acquisition of the remaining interests in IFDS U.K.

On March 27, 2017, we acquired State Street’s ownership of our IFDS U.K. joint venture, an investor and policy holder administrative services and technology provider to the collective funds, insurance, and retirement industries, for $141.0 million. Additionally, we acquired from our IFDS L.P. joint venture both the equity interest in IFDS Realty U.K. LLC (“IFDS Realty U.K.”), which holds certain real estate utilized by the U.K. business, and the equity interest in IFDS Percana Group Ltd. (“IFDS Percana”) for total cash consideration of $68.0 million. As a result of DST’s 50% ownership in IFDS L.P., approximately half of the cash consideration DST paid to IFDS L.P. was distributed to DST in the form of a distribution, resulting in net cash paid for the acquisition, after cash distributions of approximately $175.0 million. The acquisition was funded through cash on hand and our existing debt facilities. In addition, concurrent with the acquisition of the remaining interests in IFDS U.K., we also purchased State Street’s notes receivable from IFDS U.K. for cash consideration of $25.9 million, which approximated the fair value of the note at the acquisition date. We will continue to service offshore and cross-border markets in Canada, Ireland and Luxembourg through IFDS L.P., our 50/50 joint venture with State Street. IFDS U.K., IFDS Realty U.K. and IFDS Percana are included within the International Financial Services segment.

The acquisition of State Street’s 50% equity interest in IFDS U.K. was accounted for as a step-acquisition. Accordingly, we remeasured our previously held non-controlling equity interest in IFDS U.K. to the estimated fair value of $136.8 million, resulting in a loss of $12.2 million at the acquisition date, which is included in Other income, net in the Condensed Consolidated Statement of Income.

The factors described above, combined with the benefits expected from the opportunities for enhanced efficiencies in our delivery model, are the basis for the acquisition price paid resulting in $195.9 million of goodwill recorded, of which $18.9 million is expected to be deductible for tax purposes.
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. During the second quarter 2017, our initial purchase price allocation and estimate of fair value for certain intangible assets and related income tax effects were adjusted based on facts and circumstances existing at the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for certain tangible assets, intangible assets and contingent liabilities are finalized and associated income tax impacts are determined.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the aggregate acquisition-date fair value of the consideration transferred for the acquisition of the remaining interests in IFDS U.K. and the amounts recognized as of the acquisition date for the assets acquired and liabilities assumed (in millions):

Consideration
Cash paid to acquire the remaining equity interests in IFDS U.K. and other related interests (1)	$234.9
Estimated fair value of previously-held equity interests (2)	136.8
Effective net settlement of pre-existing relationships	54.5
Total consideration transferred	$426.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$99.2
Accounts receivable	101.7
Other current assets	14.4
Properties (3)	95.6
Intangible assets	104.0
Goodwill	195.9
Deferred income taxes	11.5
Other assets	2.1
Total assets	624.4

Current portion of long-term debt	2.8
Accounts payable	29.1
Accrued compensation and benefits	23.6
Deferred revenue	31.1
Other current liabilities	61.7
Long-term debt	26.3
Other liabilities	23.6
Total liabilities	198.2
Net assets acquired	$426.2
_____________________________________________________
(1) Cash paid is comprised of cash payments to acquire State Street’s equity interest in IFDS U.K. and a note receivable from IFDS U.K., as well as IFDS L.P.’s equity interests in IFDS Percana and IFDS Realty U.K.
(2) Equals the estimated fair value of DST’s previously-held equity interest in IFDS U.K. valued at $136.8 million, which represents an approximate 3.0% discount to the acquisition price for State Street’s equity interests in IFDS U.K. prior to the acquisition date. The difference between the $141.0 million of cash paid to acquire State Street’s equity interests in IFDS U.K. and the $136.8 million represents an estimate of a control premium, which has not been included in the valuation of DST’s previous non-controlling interest.
(3) Includes $21.9 million of acquired software with a weighted-average useful life of 6 years.

The following table summarizes the intangible assets acquired and estimated weighted-average useful lives as of the acquisition date (in millions):

	Fair Value	Weighted-Average Useful Life
Customer relationships	$104.0	10 years

The operating results of IFDS U.K. were combined with our operating results subsequent to the acquisition date. Approximately $200.2 million and $206.2 million of revenues and $60.8 million and $60.7 million of pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the unaudited pro forma results of operations for the three and six months ended June 30, 2017 and 2016 as if the BFDS and IFDS U.K. acquisitions had occurred on January 1, 2016 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	$656.2	$581.9	$1,209.8	$1,143.2
Net income attributable to DST Systems, Inc.	75.4	43.0	143.3	87.6
Diluted earnings per share	1.21	0.64	2.27	1.29

The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the acquisitions of the remaining interests in BFDS and IFDS U.K., including intangible asset amortization and fair value adjustments for property, plant and equipment, deferred revenue and other transaction related items. The six months ended June 30, 2017 pro forma information was reduced by the net gains resulting from the transaction of $188.6 million. The unaudited pro forma amounts have been prepared based on estimates and assumptions, which we believe are reasonable, and are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2016, nor is it reflective of our expected actual results of operations for any future period.

We incurred approximately $5.1 million of pretax costs from 2015 through the second quarter 2017 in connection with our acquisitions of the remaining interests in BFDS and IFDS U.K., which are included in Costs and expenses in our Condensed Consolidated Statement of Income.

Significant contractual matters

In April 2017, we signed an amendment to an existing servicing agreement which extends in excess of ten years with one of IFDS U.K.’s existing wealth management platform clients. As part of this amendment, we made an up-front payment of £30.0 million to the client during the second quarter 2017. We also agreed to pay them an additional £30.0 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of the revised contractual arrangement.

Additionally, on June 30, 2017, a formal termination agreement was reached with a wealth management platform client for which we were completing multi-year development and implementation efforts. As a result of this agreement, during the second quarter 2017, DST recognized previously deferred revenue and termination payments received totaling $93.2 million as incremental operating revenue. DST also incurred bad debt expense of $34.5 million for previously invoiced services for which payment will now not be collected and $5.2 million of other termination-related charges.

3. Discontinued Operations

On July 1, 2016, pursuant to the Purchase Agreement dated June 14, 2016, we completed the sale of our North American Customer Communications business for cash consideration of $410.7 million after giving effect to a $0.7 million adjustment agreed upon in December 2016 to settle working capital and other matters under the terms of the agreement. We recorded a pretax gain of $341.5 million on the sale during 2016. Additionally, on May 4, 2017, we completed the sale of our United Kingdom Customer Communications business for cash consideration of approximately $43.9 million, subject to customary post-closing working capital adjustments. We recorded a pretax gain of $2.9 million on the sale during the second quarter 2017. We have classified the results of the two businesses sold as well as the gain realized upon sale as discontinued operations in our Condensed Consolidated Statement of Income and Statement of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with our discontinued operations were classified as held for sale in our Condensed Consolidated Balance Sheet at December 31, 2016 prior to the sale of our United Kingdom Customer Communications business.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Pursuant to the terms of the North American transaction, we will continue to provide certain information technology and operations processing activities to the North American Customer Communications business for an estimated period of up to 18 months from the transaction date. Additionally, we will continue to incur costs for certain print-related services provided by the disposed business for an estimated period of 3 to 5 years following the transaction. The information technology and operations processing activities we performed after the sale of the business resulted in approximately $4.9 million and $12.5 million of continuing cash inflows from the business sold and the costs incurred for certain print-related services provided by the business sold resulted in continuing cash outflows of approximately $14.3 million and $23.7 million for the three and six months ended June 30, 2017.

The revenues previously eliminated in consolidation that have continued post-transaction were approximately $7.4 million and $14.5 million for the three and six months ended June 30, 2017, respectively, as compared to $4.0 million and $8.1 million for the three and six months ended June 30, 2016, respectively. The expenses previously eliminated in consolidation that have continued post-transaction were approximately $13.4 million and $28.7 million for the three and six months ended June 30, 2017, respectively, as compared to $3.0 million and $8.5 million for the three and six months ended June 30, 2016, respectively. The revenues and expenses associated with these continued activities have been classified within continuing operations for all periods presented. The offsetting costs and revenues previously recorded within Customer Communications and eliminated in consolidation have been reclassified to discontinued operations for all periods presented.

As of June 30, 2017, all assets and liabilities previously classified as held for sale in our Condensed Consolidated Balance Sheet had been sold. The following table summarizes the assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (in millions):

December 31, 2016
Assets
Cash and cash equivalents	$4.0
Accounts receivable	38.9
Unconsolidated affiliates	0.2
Properties, net	9.9
Intangible assets, net	11.2
Other assets	8.4
Total assets held for sale	$72.6

Liabilities
Current portion of debt	$0.4
Accounts payable	13.2
Accrued compensation and benefits	3.8
Deferred revenues and gains	0.8
Long-term debt	1.7
Income taxes payable	1.0
Other liabilities	9.2
Total liabilities held for sale	$30.1

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the comparative financial results of discontinued operations which are presented as Income from discontinued operations, net of tax on our Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenues	$14.0	$151.7	$53.4	$311.5
Out-of-pocket reimbursements	3.5	184.1	12.8	389.4
Total revenues	17.5	335.8	66.2	700.9

Costs and expenses	19.0	314.7	63.8	649.8
Depreciation and amortization	—	5.7	—	11.9
Operating income (loss)	(1.5)	15.4	2.4	39.2

Equity in earnings of unconsolidated affiliates	0.1	0.3	0.2	0.2
Net gain on business disposition	2.9	—	2.9	—
Income before income taxes	1.5	15.7	5.5	39.4

Income taxes	(0.4)	(3.0)	0.7	2.2
Income from discontinued operations, net of tax	$1.9	$18.7	$4.8	$37.2

In April 2016, we completed the sale of our United Kingdom Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with this sale, we leased back approximately two-thirds of the facilities under a 12-year lease. The rent payments and associated rent expense of the Bristol production facilities were approximately $0.7 million per year over the 12-year lease term. This lease obligation was sold in conjunction with our sale of the United Kingdom Customer Communications business on May 4, 2017.

4. Investments

Investments are as follows (in millions):

	Carrying Value
	June 30, 2017	December 31, 2016
Available-for-sale securities:
State Street Corporation	$—	$169.6
Other available-for-sale securities	11.7	10.9
	11.7	180.5
Other:
Trading securities	36.1	7.9
Seed capital investments, at fair value	11.4	61.0
Cost method, private equity and other investments	152.6	128.0
	200.1	196.9
Total investments	$211.8	$377.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Certain information related to our available-for-sale securities is as follows (in millions):

	June 30, 2017	December 31, 2016
Book cost basis	$9.6	$28.4
Gross unrealized gains	2.1	152.1
Market value	$11.7	$180.5

At June 30, 2017 and December 31, 2016, the carrying value of our available-for-sale investments was $11.7 million and $180.5 million, respectively. The majority of the deferred tax liabilities associated with the available-for-sale investments of $62.2 million at December 31, 2016 were reversed during the six months ended June 30, 2017 as a result of the non-taxable exchange of the State Street shares for State Street’s ownership interest in BFDS. We received no cash proceeds from the sale of available-for-sale securities for the six months ended June 30, 2017. During the six months ended June 30, 2016, we received $59.4 million from the sale of investments in available-for-sale securities. Gross realized gains of $10.6 million were recorded during the three months ended June 30, 2017 as compared to no gross realized gains or losses recorded during the three months ended June 30, 2016, from the sale or exchange of available-for-sale securities. Gross realized gains of $170.0 million and $5.8 million and gross realized losses of $14.3 million and $3.7 million were recorded during the six months ended June 30, 2017 and 2016, respectively, from the sale or exchange of available-for-sale securities. The gross realized gains and losses are included within Other income, net in the Condensed Consolidated Statement of Income.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. At December 31, 2016, we had a controlling interest in seed capital investments of $53.6 million which was comprised primarily of equity securities as well as $8.4 million of cash collateral deposited with a broker for securities sold short. In March 2017, we reduced our ownership interest in a substantial portion of our seed capital investments, resulting in the deconsolidation of the respective fund. We held non-controlling interests in certain seed capital investments of $11.4 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At June 30, 2017 and December 31, 2016, our carrying value of these private equity fund investments was approximately $104.2 million and $111.2 million, respectively.  At June 30, 2017, we had future capital commitments related to these private equity fund investments of approximately $3.2 million. Additionally, we have other investments with a carrying value of $48.4 million and $16.8 million at June 30, 2017 and December 31, 2016, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We had no impairments on cost method and other investments during the three months ended June 30, 2017 and $4.5 million of impairments on cost method and other investments during the six months ended June 30, 2017. We had no impairments on cost method and other investments during the three and six months ended June 30, 2016.

Our investments in private equity funds meet the definition of a variable interest entity (“VIE”); however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At June 30, 2017 and December 31, 2016, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $107.4 million and $115.0 million, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

5. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage (1)	June 30, 2017	December 31, 2016
International Financial Data Services U.K.	—	$—	$133.3
International Financial Data Services L.P.	50%	39.4	73.2
Boston Financial Data Services, Inc.	—	—	91.2
Unconsolidated real estate and other affiliates		36.8	33.5
Total		$76.2	$331.2
_____________________________________________________
(1) DST’s ownership percentage in IFDS U.K. and BFDS was 50% prior to the respective acquisitions in March 2017, at which time the businesses became wholly-owned subsidiaries.

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
International Financial Data Services U.K.	$—	$5.0	$0.9	$4.8
International Financial Data Services L.P.	1.4	1.3	13.4	3.0
Boston Financial Data Services, Inc.	—	1.7	3.6	4.3
Unconsolidated real estate and other affiliates	2.5	2.2	5.2	4.8
Total	$3.9	$10.2	$23.1	$16.9

In connection with the acquisitions of the remaining interests in BFDS and IFDS U.K., as well as the receipt of IFDS L.P.’s distributions of real estate and its investment in IFDS Percana during March 2017, the corresponding investments in unconsolidated affiliates balances were reduced. Additionally, in connection with the acquisitions, DST also effectively settled IFDS U.K.’s note payables to State Street by acquiring State Street’s outstanding note receivables due from IFDS U.K., which is considered part of the total cash paid to acquire State Street’s equity interests in IFDS U.K. See Note 2, Significant Business Transactions, for further details.

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

As of June 30, 2017 and December 31, 2016, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$282.6	$282.6	$—	$—
Equity securities (2)	47.8	47.8	—	—
Seed capital investments (2)	11.4	11.4	—	—
Deferred compensation liabilities (3)	(36.1)	(36.1)	—	—
Derivative instruments (3)	(0.5)	—	(0.5)	—
Total	$305.2	$305.7	$(0.5)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$437.0	$437.0	$—	$—
Equity securities (2)	188.4	188.4	—	—
Seed capital investments (2)	61.0	61.0	—	—
Deferred compensation liabilities (3)	(7.9)	(7.9)	—	—
Securities sold short (3)	(8.2)	(8.2)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$669.9	$670.3	$(0.4)	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients, and Other current assets on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

At June 30, 2017 and December 31, 2016, we held approximately $7.6 million and $11.5 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the tables above. The investments in pooled funds are included within the $152.6 million and $128.0 million of cost method and other investments at June 30, 2017 and December 31, 2016, respectively, disclosed within Note 4, Investments.

7. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$368.7	$81.8	$203.6	$71.0
Other	28.3	19.8	28.5	18.5
Total	$397.0	$101.6	$232.1	$89.5

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for the three and six months ended June 30, 2017 was approximately $8.1 million and $12.1 million, respectively, as compared to $4.1 million and $8.0 million for the three and six months ended June 30, 2016, respectively. The following table summarizes the estimated annual amortization for intangible assets recorded as of June 30, 2017 (in millions):

Remainder of 2017	$16.0
2018	31.9
2019	30.8
2020	28.4
2021	28.0
Thereafter	160.3
Total	$295.4

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2017, by segment (in millions):

	December 31, 2016	Acquisitions	Disposals	Other	June 30, 2017
Domestic Financial Services	$345.8	$68.7	$—	$0.4	$414.9
International Financial Services	15.6	195.9	—	8.4	219.9
Healthcare Services	155.0	—	—	—	155.0
Total	$516.4	$264.6	$—	$8.8	$789.8

8. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	June 30, 2017	December 31, 2016
Accounts receivable securitization program	$83.8	$103.2
Revolving credit facilities	203.0	75.0
Senior notes	330.0	330.0
Other indebtedness	28.6	—
	645.4	508.2
Less current portion of debt	191.7	208.5
Long-term debt	$453.7	$299.7

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed.

The outstanding amount under the program was $83.8 million and $103.2 million at June 30, 2017 and December 31, 2016, respectively.  During the six months ended June 30, 2017 and 2016, total proceeds from the accounts receivable securitization program were approximately $306.5 million and $569.4 million, respectively, and total repayments were approximately $325.9 million and $419.4 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $203.0 million and $75.0 million at June 30, 2017 and December 31, 2016, respectively.  We also have another unsecured revolving line of credit to support our consolidated subsidiaries’ operations that provides total borrowings of up to $10.0 million. There were no borrowings outstanding under this line of credit at June 30, 2017 or December 31, 2016.

During the six months ended June 30, 2017 and 2016, total proceeds from our revolving credit facilities were approximately $861.8 million and $638.3 million, respectively, and total repayments were approximately $733.8 million and $634.4 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Other indebtedness

In connection with the acquisition of IFDS U.K. during 2017, we assumed a mortgage with a principal amount of £23.0 million which matures in October 2020 (“U.K. mortgage”). The outstanding amount under the mortgage was $28.6 million at June 30, 2017 with a fixed rate of 3.9%. Principal payments of £1.0 million and accrued interest are payable semi-annually in April and October of each year, with the outstanding balance due at maturity.

Fair value

Based upon the borrowing rates currently available to us for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the privately placed senior notes (collectively, the “Senior Notes”), and the U.K mortgage, is considered to approximate fair value.  The estimated fair values of the Senior Notes and U.K. mortgage were derived principally from quoted prices for similar financial instruments (Level 2 in the fair value hierarchy).

As of June 30, 2017 and December 31, 2016, the carrying values and estimated fair values of the fixed rate debt were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$105.0	$105.3	$105.0	$106.7
Senior notes - Series C	65.0	66.7	65.0	67.5
Senior notes - Series D	160.0	171.6	160.0	172.1
U.K. mortgage	28.6	28.6	—	—
Total	$358.6	$372.2	$330.0	$346.3

9. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate on income from continuing operations was 32.4% and 14.4% for the three and six months ended June 30, 2017, respectively, compared to 39.0% and 36.6% for the three and six months ended June 30, 2016, respectively. The Company’s tax rate for the three and six months ended June 30, 2017 was lower than the statutory federal income tax rate of 35% primarily attributable to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions, benefits realized from the settlement of uncertain tax positions, and a change in the proportional mix of domestic and international income. The Company’s tax rate for the three and six months ended June 30, 2016 was higher than the statutory federal income tax rate of 35% primarily attributable to state income taxes and transaction related taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income.

Our estimated annual effective full year 2017 tax rate will vary from the statutory federal rate primarily as a result of variances among the estimates and actual amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from continuing operations attributable to DST Systems, Inc.	$73.5	$34.3	$317.0	$73.9
Income from discontinued operations	1.9	18.7	4.8	37.2
Net income attributable to DST Systems, Inc.	$75.4	$53.0	$321.8	$111.1

Weighted average common shares outstanding	61.9	66.6	62.5	67.1
Incremental shares from restricted stock units and stock options	0.6	0.6	0.7	0.8
Weighted average diluted shares outstanding	62.5	67.2	63.2	67.9

Basic earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.19	$0.52	$5.07	$1.11
Discontinued operations	0.03	0.28	0.08	0.55
Basic earnings per share	$1.22	$0.80	$5.15	$1.66

Diluted earnings per share
Continuing operations attributable to DST Systems, Inc.	$1.18	$0.51	$5.01	$1.09
Discontinued operations	0.03	0.28	0.08	0.55
Diluted earnings per share	$1.21	$0.79	$5.09	$1.64

We had approximately 61.7 million and 66.4 million common shares outstanding at June 30, 2017 and 2016, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and six months ended June 30, 2017 and 2016.

Share-based compensation

We have share-based compensation plans covering our employees and non-employee directors.  During the six months ended June 30, 2017, we granted approximately 0.5 million restricted stock units (“RSU’s”), of which approximately 0.2 million are performance stock units.  Additionally, during the six months ended June 30, 2017, we had 0.4 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At June 30, 2017, we had 1.7 million unvested RSU’s and 0.6 million stock options outstanding.

We recognized share based compensation expense of $7.6 million and $13.8 million during the three and six months ended June 30, 2017, respectively, as compared to $7.6 million and $15.3 million during the three and six months ended June 30, 2016. These amounts are inclusive of discontinued operations. At June 30, 2017, we had $74.6 million of unrecognized compensation expense related to our share based compensation arrangements.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $11.0 million for the remainder of 2017, $15.6 million for 2018, $7.6 million for 2019 and $1.2 million for 2020. Future expense recognition is not projected on approximately $39.2 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other comprehensive income (loss)

Accumulated other comprehensive income (loss) balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$94.1	$(0.1)	$(77.4)	$16.6
Net current period other comprehensive income (loss)	(93.9)	0.2	53.1	(40.6)
Balance, June 30, 2017	$0.2	$0.1	$(24.3)	$(24.0)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	June 30,
	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$1.4	$0.9	$(9.9)	$(6.1)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(10.6)	(6.6)	—	—
Net change in available-for-sale securities	(9.2)	(5.7)	(9.9)	(6.1)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.2	0.1	—	—
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	(0.2)	(0.1)	(0.1)	—
Net change in cash flow hedges	—	—	(0.1)	—
Cumulative translation adjustments (3)
Current period translation adjustments	10.2	10.2	(20.0)	(20.1)
Reclassification into net earnings upon disposition of a foreign business (4)	(3.3)	(3.3)	—	—
Net Cumulative translation adjustments	6.9	6.9	(20.0)	(20.1)
Total other comprehensive income (loss)	$(2.3)	$1.2	$(30.0)	$(26.2)

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Six Months Ended
	June 30,
	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$5.7	$3.7	$(34.2)	$(21.2)
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(155.7)	(97.6)	(1.9)	(1.2)
Net change in available-for-sale securities	(150.0)	(93.9)	(36.1)	(22.4)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	0.2	0.1	0.5	0.3
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	0.1	0.1	(0.2)	(0.1)
Net change in cash flow hedges	0.3	0.2	0.3	0.2
Cumulative translation adjustments (3)
Current period translation adjustments	15.4	15.4	(23.2)	(23.2)
Reclassification into net earnings upon disposition of a foreign business (4)	(3.3)	(3.3)	—	—
Reclassification into net earnings upon step-acquisition of foreign entities (5)	41.0	41.0	—	—
Net Cumulative translation adjustments	53.1	53.1	(23.2)	(23.2)
Total other comprehensive income (loss)	$(96.6)	$(40.6)	$(59.0)	$(45.4)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.
(3) Cumulative translation adjustments are inclusive of amounts derived from assets and liabilities held for sale.

(4)
Reclassification to net earnings upon disposition of net assets classified as held for sale are recognized in Income from discontinued operations, net of tax on the Condensed Consolidated Statement of Income.

(5)	Reclassification to net earnings upon step-acquisition of previously-held equity interests in foreign entities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $30.5 million and $33.1 million at June 30, 2017 and December 31, 2016, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $15.3 million and $16.5 million at June 30, 2017 and December 31, 2016, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both June 30, 2017 and December 31, 2016, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the six months ended June 30, 2017, we repurchased approximately 2.6 million shares of DST common stock, on a post-split basis, for $150.0 million, which exhausted our existing $300.0 million share repurchase plan. On May 9, 2017, our Board of Directors authorized a new $300.0 million share repurchase plan. During July 2017, we spent $75.0 million to repurchase approximately 1.2 million shares, resulting in $225.0 million remaining under the new share repurchase plan.

In connection with the non-cash acquisition of BFDS, DST acquired $3.7 million of DST common stock that was held by BFDS. Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $10.2 million and $13.9 million during the six months ended June 30, 2017 and 2016, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Dividends

Total dividends for the six months ended June 30, 2017 and 2016 were $22.8 million and $22.7 million, respectively. Cash dividends of $22.1 million were paid during both the six months ended June 30, 2017 and 2016. The remaining amount of dividends represents dividend equivalent shares of RSU’s in lieu of cash dividends.

On May 9, 2017, our Board of Directors approved a two-for-one split of DST’s common stock. The stock split was effected in the form of a stock dividend paid on June 8, 2017 to shareholders of record at the close of business on May 26, 2017. In connection with the stock split, 16.5 million treasury shares were used to settle a portion of the distribution. The distribution of treasury shares during the six months ended June 30, 2017 reduced Additional paid-in capital by $40.5 million, Retained earnings by $1,297.2 million and Treasury stock by $1,337.9 million.

On August 2, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on our common stock, payable on September 8, 2017 to shareholders of record at the close of business on August 25, 2017.

11. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $6.0 million and $5.9 million outstanding at June 30, 2017 and December 31, 2016, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At June 30, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not reasonably possible to estimate either the maximum potential payments or range of payments under these indemnification agreements or to determine the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our financial statements.

Legal Proceedings

A putative class action suit was filed against the Company, the members of the Compensation Committee of our Board of Directors, the members of the Advisory Committee of our 401(k) Profit Sharing Plan and certain of our present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act in connection with the allocation of investments in our 401(k) Profit Sharing Plan.  The suit, DuCharme v. DST Systems, et al. was filed in U.S. District Court for the Western District of Missouri on January 13, 2017 and dismissed on June 23, 2017.  A new plaintiff has filed a motion to intervene.  We intend to defend this case vigorously, and, because the suit is still in its preliminary stages, we are not able to predict whether any loss related to the suit is probable or determine any possible loss or possible range of loss associated with the suit or what effect this lawsuit will have, if any, on our financial statements. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.  A related suit, Cooper v. Ruane Cunniff & Goldfarb Inc., et. al., was filed in federal court in the Southern District of New York on March 14, 2016, and the DST-related parties were dismissed without prejudice pursuant to an agreement to toll applicable statutes of limitation from the lawsuit on June 17, 2016.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

We are involved in various other legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under these claims to be probable or estimable. While the ultimate outcome of these other legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our financial statements.

12. Segment Information

Our operating business units offer sophisticated information processing and software services and products. As discussed in Note 1, Summary of Accounting Policies, we established a new reportable segment structure during first quarter 2017. We now present our businesses as three reportable operating segments, Domestic Financial Services, International Financial Services and Healthcare Services.  Prior periods have been revised to reflect the new reportable operating segments.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2017	December 31, 2016
Domestic Financial Services	$2,376.4	$2,234.9
International Financial Services	742.5	430.0
Healthcare Services	488.9	552.2
Assets held for sale	—	72.6
Elimination Adjustments	(642.9)	(517.9)
	$2,964.9	$2,771.8

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2017
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$297.1	$231.0	$101.3	$—	$629.4
Intersegment operating revenues	14.9	0.1	—	(15.0)	—
Out-of-pocket reimbursements	24.9	0.1	1.8	—	26.8
Total revenues	336.9	231.2	103.1	(15.0)	656.2

Costs and expenses	286.9	170.5	82.8	(15.0)	525.2
Depreciation and amortization	21.8	10.6	2.4	—	34.8
Operating income	28.2	50.1	17.9	—	96.2

Other income (loss), net	16.7	(1.1)	(0.1)	—	15.5
Equity in earnings of unconsolidated affiliates	2.2	1.5	0.2	—	3.9

Earnings from continuing operations before interest, income taxes and non-controlling interest	$47.1	$50.5	$18.0	$—	$115.6

	Three Months Ended June 30, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$238.8	$31.1	$104.0	$—	$373.9
Intersegment operating revenues	15.0	0.1	—	(15.1)	—
Out-of-pocket reimbursements	14.6	0.3	2.0	(0.3)	16.6
Total revenues	268.4	31.5	106.0	(15.4)	390.5

Costs and expenses	224.7	26.3	84.8	(15.4)	320.4
Depreciation and amortization	19.4	0.9	3.9	—	24.2
Operating income	24.3	4.3	17.3	—	45.9

Other income, net	4.1	2.9	—	—	7.0
Equity in earnings of unconsolidated affiliates	3.8	6.4	—	—	10.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$32.2	$13.6	$17.3	$—	$63.1

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $6.9 million and $6.5 million for the three months ended June 30, 2017 and 2016, respectively, is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Six Months Ended June 30, 2017
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$536.5	$263.7	$209.0	$—	$1,009.2
Intersegment operating revenues	29.5	0.2	—	(29.7)	—
Out-of-pocket reimbursements	48.8	0.3	3.6	(0.2)	52.5
Total revenues	614.8	264.2	212.6	(29.9)	1,061.7

Costs and expenses	507.7	203.1	170.7	(29.9)	851.6
Depreciation and amortization	40.7	11.6	5.7	—	58.0
Operating income	66.4	49.5	36.2	—	152.1

Other income (loss), net	220.4	(11.9)	—	—	208.5
Equity in earnings of unconsolidated affiliates	8.4	14.4	0.3	—	23.1

Earnings from continuing operations before interest, income taxes and non-controlling interest	$295.2	$52.0	$36.5	$—	$383.7

	Six Months Ended June 30, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$471.7	$55.3	$208.2	$—	$735.2
Intersegment operating revenues	28.5	0.2	—	(28.7)	—
Out-of-pocket reimbursements	31.3	0.6	4.5	(0.4)	36.0
Total revenues	531.5	56.1	212.7	(29.1)	771.2

Costs and expenses	435.0	49.3	172.1	(29.1)	627.3
Depreciation and amortization	36.9	1.2	8.2	—	46.3
Operating income	59.6	5.6	32.4	—	97.6

Other income, net	7.8	5.5	—	—	13.3
Equity in earnings of unconsolidated affiliates	8.9	7.9	0.1	—	16.9

Earnings from continuing operations before interest, income taxes and non-controlling interest	$76.3	$19.0	$32.5	$—	$127.8

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $12.8 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively, is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	For the Year Ended December 31, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$937.7	$110.5	$426.2	$—	$1,474.4
Intersegment operating revenues	58.1	0.4	—	(58.5)	—
Out-of-pocket reimbursements	73.0	1.2	8.5	(0.4)	82.3
Total revenues	1,068.8	112.1	434.7	(58.9)	1,556.7

Costs and expenses	829.0	98.2	345.1	(58.9)	1,213.4
Depreciation and amortization	77.3	3.1	15.6	—	96.0
Operating income	162.5	10.8	74.0	—	247.3

Other income, net	13.9	8.7	0.1	—	22.7
Gain on sale of business	—	5.5	—	—	5.5
Equity in earnings of unconsolidated affiliates	14.3	12.4	0.5	—	27.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$190.7	$37.4	$74.6	$—	$302.7

	For the Year Ended December 31, 2015
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$936.8	$91.8	$376.4	$—	$1,405.0
Intersegment operating revenues	46.3	1.6	—	(47.9)	—
Out-of-pocket reimbursements	60.7	1.7	8.2	(1.6)	69.0
Total revenues	1,043.8	95.1	384.6	(49.5)	1,474.0

Costs and expenses	792.3	86.1	321.3	(49.5)	1,150.2
Depreciation and amortization	67.7	4.8	18.6	—	91.1
Operating income	183.8	4.2	44.7	—	232.7

Other income (loss), net	207.2	(2.6)	(0.1)	—	204.5
Equity in earnings of unconsolidated affiliates	23.8	21.3	0.3	—	45.4

Earnings from continuing operations before interest, income taxes and non-controlling interest	$414.8	$22.9	$44.9	$—	$482.6

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

13. Restructuring Charges

As a result of integration activities following the acquisition of the remaining interests in BFDS, we initiated a plan to reduce our workforce to enhance operational efficiency within the Domestic Financial Services segment. During the three months ended June 30, 2017, we incurred pretax restructuring charges related to employee termination and other costs of $8.0 million primarily related to this restructuring event. As of June 30, 2017, we had a liability of $6.0 million associated with these restructuring activities.

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

•
the other factors that are described in Part II, Item 1A, “Risk Factors” within this Quarterly Report on Form 10-Q and within “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
Future economic and industry trends that could potentially impact our financial statements or results of operations are difficult to predict. These forward-looking statements are based on information as of the date of this report, and except as may be required by law, we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
INTRODUCTION

DST Systems, Inc. and our consolidated subsidiaries (“we,” “our,” “us,” the “Company” or “DST”) use proprietary software applications to provide sophisticated information processing and servicing solutions through strategically unified data management and business processing solutions to clients globally within the asset management, brokerage, retirement, healthcare and other markets. Our wholly-owned data centers provide the secure technology infrastructure necessary to support our solutions. In order to position the Company to take advantage of new and emerging technologies, we are embarking on an information technology transformation effort which will increase our operating expenses for the next three to four years. We expect these investments will result in lower centralized infrastructure costs and a more agile platform on which to deliver future capabilities.

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

Beginning in first quarter 2017, DST established a new reportable segment structure which separates the previously reported Financial Services segment into two new segments, Domestic Financial Services and International Financial Services based upon the geographical location of the revenue-generating business. The activity within the previously reported Investments and Other segment has now been included in either the Domestic or International Financial Services segments based on the business supported. The Healthcare Services segment remains unchanged. The new segment presentation is reflective of how management is now operating the business and making resource allocations following the acquisitions of IFDS U.K. and BFDS in the first quarter 2017, as well as the recent reductions in non-core investment assets resulting from monetizations and the use of State Street stock during 2017. Prior periods have been revised to reflect the new reportable operating segments.

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

Domestic Financial Services fees are primarily charged to the client based on the number of accounts, participants or transactions processed. For subaccounts, a portion of the services we provide for registered accounts are provided directly by the broker/dealer. As a result, our revenue per account is generally higher for registered accounts than for subaccounts. On a more limited basis, we also generate revenues through asset-based fee arrangements and from investment earnings related to cash balances maintained in our full service transfer agency bank accounts. We typically have multi-year agreements with our clients.

International Financial Services Segment

We offer investor and policyholder administration and technology services on a Remote and BPO basis in the U.K. and, through our joint venture IFDS L.P., in Canada, Ireland and Luxembourg. Additionally, in Australia and the U.K., we provide solutions related to participant accounting and recordkeeping for wealth management, “wrap platforms” and retirement savings (“superannuation”) industries/markets through use of our wealth management platform and our life and pension administration system.

Our primary customers are mutual fund managers, insurers, and platform providers. International Financial Services fees are primarily charged to the client based on the number of accounts or transactions processed. We also realize revenues from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations. We typically have multi-year agreements with our clients.

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

We generally derive revenues from our pharmacy-solutions business on a transactional fee basis. Fees are earned on pharmacy claims processing and payments services, pharmacy and member call center services, pharmaceutical rebate administration, administration or management of clinical programs, pharmacy network management, member and plan web services and management information and reporting. Further, revenues include investment earnings related to client cash balances maintained in our bank accounts. Healthcare administration and health outcomes optimization revenues are generally derived from fees charged based on a per member/per month basis and transactional basis. We also realize revenues from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Additionally, we derive professional service revenues from fees for implementation services, custom programming and data center operations.

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

RESULTS OF OPERATIONS

The following tables summarize our operating results (in millions). Additional information regarding each of our segments’ operating results is included below under the caption, “Business Segment Comparisons.”

	Three Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$629.4	$373.9	$255.5	68.3%
Out-of-pocket reimbursements	26.8	16.6	10.2	61.4%
Total revenues	656.2	390.5	265.7	68.0%

Costs and expenses	525.2	320.4	204.8	63.9%
Depreciation and amortization	34.8	24.2	10.6	43.8%
Operating income	96.2	45.9	50.3	109.6%

Interest expense	(6.9)	(6.5)	(0.4)	(6.2)%
Other income, net	15.5	7.0	8.5	121.4%
Equity in earnings of unconsolidated affiliates	3.9	10.2	(6.3)	(61.8)%
Income from continuing operations before income taxes and non-controlling interest	108.7	56.6	52.1	92.0%

Income taxes	35.2	22.1	13.1	59.3%
Income from continuing operations before non-controlling interest	73.5	34.5	39.0	113.0%

Income from discontinued operations, net of tax	1.9	18.7	(16.8)	(89.8)%
Net income	75.4	53.2	22.2	41.7%

Net (income) loss attributable to non-controlling interest	—	(0.2)	0.2	(100.0)%
Net income attributable to DST Systems, Inc.	$75.4	$53.0	$22.4	42.3%

	Six Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$1,009.2	$735.2	$274.0	37.3%
Out-of-pocket reimbursements	52.5	36.0	16.5	45.8%
Total revenues	1,061.7	771.2	290.5	37.7%

Costs and expenses	851.6	627.3	224.3	35.8%
Depreciation and amortization	58.0	46.3	11.7	25.3%
Operating income	152.1	97.6	54.5	55.8%

Interest expense	(12.8)	(12.6)	(0.2)	(1.6)%
Other income, net	208.5	13.3	195.2	1,467.7%
Equity in earnings of unconsolidated affiliates	23.1	16.9	6.2	36.7%
Income from continuing operations before income taxes and non-controlling interest	370.9	115.2	255.7	222.0%

Income taxes	53.3	42.2	11.1	26.3%
Income from continuing operations before non-controlling interest	317.6	73.0	244.6	335.1%

Income from discontinued operations, net of tax	4.8	37.2	(32.4)	(87.1)%
Net income	322.4	110.2	212.2	192.6%

Net (income) loss attributable to non-controlling interest	(0.6)	0.9	(1.5)	(166.7)%
Net income attributable to DST Systems, Inc.	$321.8	$111.1	$210.7	189.6%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2017 were $656.2 million and $1,061.7 million, respectively, an increase of $265.7 million or 68.0% and $290.5 million or 37.7% compared to the three and six months ended June 30, 2016, respectively.  Consolidated operating revenues for the three and six months ended June 30, 2017 increased $255.5 million or 68.3% and $274.0 million or 37.3%, respectively, as compared to the same periods in 2016.

The increase in consolidated operating revenues during the three and six months ended June 30, 2017 was primarily attributable to increased operating revenues across the Domestic Financial Services and International Financial Services segments resulting from the acquisition of the remaining interests in BFDS and IFDS U.K.

Consolidated OOP reimbursements for the three and six months ended June 30, 2017 increased $10.2 million or 61.4% and $16.5 million or 45.8%, respectively, as compared to the same periods in 2016.  The increase in OOP reimbursements is primarily attributable to the acquisition of the remaining interests in BFDS and increased client volumes in the Domestic Financial Services segment.

Operating income

Consolidated operating income for the three and six months ended June 30, 2017 was $96.2 million and $152.1 million, respectively, an increase of $50.3 million or 109.6% and $54.5 million or 55.8% as compared to the same periods in 2016.  The increase in operating income during the three and six months ended June 30, 2017 was primarily due to increases within the International Financial Services segment related to the termination of a wealth management client agreement.

Interest expense

Interest expense for the three and six months ended June 30, 2017 was $6.9 million and $12.8 million, respectively, an increase of $0.4 million and $0.2 million as compared to the three and six months ended June 30, 2016, respectively. The increase in interest expense during the three and six months ended June 30, 2017 was primarily due to higher average outstanding borrowings.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net realized gains from available-for-sale securities	$10.6	$—	$155.7	$2.1
Net gain on previously held equity interests	—	—	43.8	—
Net gain on other investments	3.7	8.0	6.6	14.3
Dividend income	0.5	1.2	1.1	2.5
Miscellaneous items	0.7	(2.2)	1.3	(5.6)
Other income, net	$15.5	$7.0	$208.5	$13.3

We recognized a realized gain of $145.1 million from the exchange of State Street common stock for the remaining interests in BFDS during the six months ended June 30, 2017. We also recognized a realized gain of $10.6 million from the charitable contribution of our remaining shares in State Street common stock during the three months ended June 30, 2017, and as a result, we held no shares in State Street common stock as of June 30, 2017. Additionally, as a result of the 2017 acquisitions, we recorded a net pretax gain of $43.8 million on the step-up of our previous 50% ownership interests in BFDS and IFDS U.K. during the six months ended June 30, 2017.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2017 was $3.9 million and $23.1 million, respectively, a decrease of $6.3 million and an increase of $6.2 million as compared to the same periods in 2016.  The decrease in the three months ended June 30, 2017 is primarily the result of the discontinuation of equity method accounting subsequent to our acquisition of the remaining interests in BFDS and IFDS U.K. DST’s equity in earnings of IFDS L.P. increased $0.1 million and $10.4 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase during the six months ended June 30, 2017 is primarily the result of realized gains on the step-up of certain investments and real estate assets that were distributed from the joint venture to DST and State Street immediately prior to the acquisitions of the remaining interests in IFDS U.K. and BFDS.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 32.4% and 14.4% for the three and six months ended June 30, 2017, respectively, compared to 39.0% and 36.6% for the three and six months ended June 30, 2016. The change in the Company’s tax rate for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions, benefits realized from the settlement of uncertain tax positions, and a change in the proportional mix of domestic and international income.

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

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three and six months ended June 30, 2017 was $1.9 million and $4.8 million, respectively, a decrease of $16.8 million and $32.4 million as compared to the same periods in 2016 due to the sale of our North American Customer Communications business in July 2016 and the sale of our United Kingdom Customer Communications business in May 2017.

In connection with the execution of our strategic plan, which focuses on the Financial Services and Healthcare Services markets, we sold our North American Customer Communications business in July 2016. Additionally, on May 4, 2017, we completed the sale of our United Kingdom Customer Communications business for cash consideration of approximately $43.9 million, subject to customary post-closing working capital adjustments. We recorded a pretax gain of $2.9 million on the sale during the second quarter 2017. We have classified the results of the businesses sold as discontinued operations in our Condensed Consolidated Statement of Income for all periods presented.

Business Segment Comparisons

DOMESTIC FINANCIAL SERVICES SEGMENT

The following tables present the financial results of the Domestic Financial Services segment (in millions):

	Three Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$312.0	$253.8	$58.2	22.9%
Out-of-pocket reimbursements	24.9	14.6	10.3	70.5%
Total revenues	336.9	268.4	68.5	25.5%
Costs and expenses	286.9	224.7	62.2	27.7%
Depreciation and amortization	21.8	19.4	2.4	12.4%
Operating income	$28.2	$24.3	$3.9	16.0%

Operating margin	9.0%	9.6%

	Six Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$566.0	$500.2	$65.8	13.2%
Out-of-pocket reimbursements	48.8	31.3	17.5	55.9%
Total revenues	614.8	531.5	83.3	15.7%
Costs and expenses	507.7	435.0	72.7	16.7%
Depreciation and amortization	40.7	36.9	3.8	10.3%
Operating income	$66.4	$59.6	$6.8	11.4%

Operating margin	11.7%	11.9%

The following tables summarize the Domestic Financial Services segment’s statistical results (in millions, except as noted):

	June 30,
	2017	2016
U.S. mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	24.1	26.5
IRA mutual fund accounts	20.0	21.6
Other retirement accounts	7.9	8.1
Section 529 and Educational IRAs	7.7	8.0
Registered accounts - tax-advantaged	35.6	37.7
Total registered accounts	59.7	64.2
Subaccounts	44.0	30.4
Total U.S. mutual fund shareowner accounts processed	103.7	94.6

Defined contribution participant accounts	6.6	6.4

ALPS (in billions of U.S. dollars):
Assets Under Management	$18.6	$15.5
Assets Under Administration	$197.5	$170.5

Automatic Work Distributor workstations (in thousands):
Domestic	166.6	171.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Changes in registered accounts:
Beginning balance	60.9	64.9	61.9	65.4
New client conversions	0.3	—	0.3	—
Subaccounting conversions to DST platforms	(0.1)	—	(0.1)	(0.1)
Subaccounting conversions to non-DST platforms	(0.4)	(0.4)	(0.6)	(0.4)
Conversions to non-DST platforms	—	—	—	(0.2)
Organic decline	(1.0)	(0.3)	(1.8)	(0.5)
Ending balance	59.7	64.2	59.7	64.2

Changes in subaccounts:
Beginning balance	42.6	30.4	42.1	31.3
New client conversions	—	0.2	—	0.2
Conversions from non-DST registered platforms	0.7	—	1.0	—
Conversions from DST’s registered accounts	0.1	—	0.1	0.1
Conversions to non-DST platforms	—	—	(0.4)	—
Organic growth (decline)	0.6	(0.2)	1.2	(1.2)
Ending balance	44.0	30.4	44.0	30.4

Changes in defined contribution participant accounts:
Beginning balance	7.4	7.3	6.8	7.0
New client conversions	—	—	0.3	—
Organic decline	(0.8)	(0.9)	(0.5)	(0.6)
Ending balance	6.6	6.4	6.6	6.4

Operating revenues

Domestic Financial Services segment operating revenues for the three and six months ended June 30, 2017 were $312.0 million and $566.0 million, respectively, an increase of $58.2 million or 22.9% and $65.8 million or 13.2% as compared to the same periods in 2016. The increase in operating revenues for the three and six months ended June 30, 2017 was primarily driven by revenues from the acquisition of the remaining interests in BFDS on March 30, 2017 which contributed approximately $63.6 million and $70.2 million of incremental operating revenues during the three and six months ended June 30, 2017, respectively. In addition, operating revenues increased from higher fund flows at ALPS as well as organic growth in ancillary products. These increases were partly offset by decreased revenues resulting from the exit of certain product offerings and lower subaccounting and mutual fund registered shareowner account processing revenues for the three and six months ended June 30, 2017. Software license revenues for the three and six months ended June 30, 2017 were $4.3 million and $9.6 million, respectively, a decrease of $0.2 million and $0.3 million as compared to the same periods in 2016.

Costs and expenses

Domestic Financial Services segment costs and expenses were $286.9 million and $507.7 million for the three and six months ended June 30, 2017, respectively, an increase of $62.2 million or 27.7% and $72.7 million or 16.7% as compared to the same periods in 2016. Costs and expenses in the Domestic Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses.  Reimbursable operating costs, included in costs and expenses, were $24.9 million and $48.8 million for the three and six months ended June 30, 2017, respectively, an increase of $10.3 million or 70.5% and $17.5 million or 55.9% as compared to the same periods in 2016, primarily related to the acquisition of BFDS.

Excluding reimbursable operating costs, costs and expenses for the three and six months ended June 30, 2017 were $262.0 million and $458.9 million, respectively, an increase of $51.9 million or 24.7% and $55.2 million or 13.7% as compared to the same periods in 2016. The increase in costs and expenses during the three and six months ended June 30, 2017 was primarily impacted by the acquisition of the remaining interests in BFDS. In addition, costs and expenses increased from higher restructuring costs resulting from the acquisitions completed during 2016 and 2017, advisory costs related to integration activities for the businesses acquired in 2017, an $11.6 million charitable contribution expense, and a slight increase in information technology transformation spend, partially offset by lower compensation and benefits expense resulting from our cost containment initiatives.

Depreciation and amortization

Domestic Financial Services segment depreciation and amortization expense for the three and six months ended June 30, 2017 was $21.8 million and $40.7 million, respectively, an increase of $2.4 million or 12.4% and $3.8 million or 10.3% as compared to the same periods in 2016. The increase during the three and six months ended June 30, 2017 was primarily attributable to incremental amortization associated with acquired intangibles from the recent acquisitions as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure and increase security and regulatory compliance.

Operating income

Domestic Financial Services segment operating income for the three and six months ended June 30, 2017 was $28.2 million and $66.4 million, respectively, an increase of $3.9 million or 16.0% and $6.8 million or 11.4% as compared to the same periods in 2016. Domestic Financial Services segment operating income increased for the three and six months ended June 30, 2017 primarily due to the acquisition of the remaining interests in BFDS. The increase was also impacted by higher revenues and lower compensation and benefits expense, partially offset by restructuring and integration costs, a slight increase in information technology transformation spend and increased depreciation and amortization.

INTERNATIONAL FINANCIAL SERVICES SEGMENT

The following tables present the financial results of the International Financial Services segment (in millions):

	Three Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$231.1	$31.2	$199.9	640.7%
Out-of-pocket reimbursements	0.1	0.3	(0.2)	(66.7)%
Total revenues	231.2	31.5	199.7	634.0%
Costs and expenses	170.5	26.3	144.2	548.3%
Depreciation and amortization	10.6	0.9	9.7	1,077.8%
Operating income	$50.1	$4.3	$45.8	1,065.1%

Operating margin	21.7%	13.8%

	Six Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$263.9	$55.5	$208.4	375.5%
Out-of-pocket reimbursements	0.3	0.6	(0.3)	(50.0)%
Total revenues	264.2	56.1	208.1	370.9%
Costs and expenses	203.1	49.3	153.8	312.0%
Depreciation and amortization	11.6	1.2	10.4	866.7%
Operating income	$49.5	$5.6	$43.9	783.9%

Operating margin	18.8%	10.1%

The following table summarizes the International Financial Services segment’s statistical results (in millions, except as noted):

	June 30,
	2017	2016
International mutual fund shareowner accounts processed:
IFDS U.K.	8.7	9.0
IFDS L.P. (Unconsolidated affiliate principally based in Canada)	14.0	13.4
Total international mutual fund shareowner accounts processed	22.7	22.4

Automatic Work Distributor workstations (in thousands):
International	39.1	40.5

Operating revenues

International Financial Services segment operating revenues for the three and six months ended June 30, 2017 were $231.1 million and $263.9 million, respectively, an increase of $199.9 million and $208.4 million as compared to the same periods in 2016. The increase in operating revenues for the three and six months ended June 30, 2017 was primarily driven by the acquisition of IFDS U.K. on March 27, 2017, which contributed $200.2 million and $206.2 million of incremental operating revenues during the three and six months ended June 30, 2017, respectively, including the financial statement impacts resulting from the termination of a wealth management client agreement. In June 2017, we reached a termination agreement with a wealth management platform client, who had engaged us for a multi-year development and implementation effort as well as post-implementation services. The termination agreement resulted in incremental operating revenues of $93.2 million for the three and six months ended June 30, 2017 as DST accelerated recognition of previously deferred revenue and recognized termination payments received. The increase in operating revenues was partially offset by lower revenues as a result of the sale of DST Billing Solutions in the fourth quarter of 2016. Software license revenues for the three and six months ended June 30, 2017 were $2.7 million and $4.8 million, respectively, an increase of $0.2 million and a decrease of $0.3 million as compared to the same periods in 2016.

Costs and expenses

International Financial Services segment costs and expenses were $170.5 million and $203.1 million for the three and six months ended June 30, 2017, respectively, an increase of $144.2 million and $153.8 million as compared to the same periods in 2016. Costs and expenses in the International Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures.  The increase in costs and expenses during the three and six months ended June 30, 2017 was primarily due to the acquisition of the remaining interests in IFDS U.K., combined with increased operating costs associated with development and implementation efforts for wealth management platform clients in Australia and the U.K. Additionally, in connection with the termination agreement described above, DST incurred bad debt expense of $34.5 million for previously invoiced services performed prior to the termination and $5.2 million of other termination-related charges.

Depreciation and amortization

International Financial Services segment depreciation and amortization expense for the three and six months ended June 30, 2017 was $10.6 million and $11.6 million, respectively, an increase of $9.7 million and $10.4 million as compared to the same periods in 2016. The increase during the three and six months ended June 30, 2017 was primarily attributable to incremental amortization of intangible assets and depreciation of fixed assets from the businesses acquired.

Operating income

International Financial Services segment operating income for the three and six months ended June 30, 2017 was $50.1 million and $49.5 million, respectively, an increase of $45.8 million and $43.9 million as compared to the same periods in 2016 primarily due to the financial statement impacts resulting from the termination of the wealth management client agreement described above.

HEALTHCARE SERVICES SEGMENT

The following tables present the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$101.3	$104.0	$(2.7)	(2.6)%
Out-of-pocket reimbursements	1.8	2.0	(0.2)	(10.0)%
Total revenues	103.1	106.0	(2.9)	(2.7)%
Costs and expenses	82.8	84.8	(2.0)	(2.4)%
Depreciation and amortization	2.4	3.9	(1.5)	(38.5)%
Operating income	$17.9	$17.3	$0.6	3.5%

Operating margin	17.7%	16.6%

	Six Months Ended		Change
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$209.0	$208.2	$0.8	0.4%
Out-of-pocket reimbursements	3.6	4.5	(0.9)	(20.0)%
Total revenues	212.6	212.7	(0.1)	—%
Costs and expenses	170.7	172.1	(1.4)	(0.8)%
Depreciation and amortization	5.7	8.2	(2.5)	(30.5)%
Operating income	$36.2	$32.4	$3.8	11.7%

Operating margin	17.3%	15.6%
The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	June 30,
	2017	2016
DST Health Solutions covered lives	21.9	23.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Argus pharmacy paid claims	122.6	126.7	246.6	253.6

Operating revenues

Healthcare Services segment operating revenues for the three and six months ended June 30, 2017 were $101.3 million and $209.0 million, respectively, a decrease of $2.7 million or 2.6% and an increase of $0.8 million or 0.4% as compared to the same periods in 2016.  Operating revenues were lower during 2017 as compared to the same period in 2016 primarily due to the previously announced customer migrations, which resulted in approximately $12.9 million and $19.5 million of lower revenues for the three and six months ended June 30, 2017, respectively. Excluding the customer migrations, Healthcare Services operating revenues for the three and six months ended June 30, 2017 increased by $10.2 million or 9.8% and $20.3 million or 9.8%, respectively. These increases in operating revenue are primarily resulting from organic growth and the expansion of the high-value services that we are offering to existing clients in both the medical and pharmacy businesses, partially offset by reductions in membership related to exchanges and lower consulting and development revenues due to a decline in healthcare technology spending, which resulted from the ongoing uncertainty around government policy changes. Additionally, operating revenues include approximately $2.6 million and $5.0 million of software license fee revenues for the three and six months ended June 30, 2017, respectively, an increase of $0.6 million and $1.2 million over the same periods in 2016.

Costs and expenses

Healthcare Services segment costs and expenses were $82.8 million and $170.7 million for the three and six months ended June 30, 2017, respectively, a decrease of $2.0 million or 2.4% and $1.4 million or 0.8% as compared to the same periods in 2016. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The decrease in costs and expenses for the three and six months ended June 30, 2017 was primarily attributable to lower compensation and benefits costs due to lower staffing needs resulting from the previously announced customer migrations, partially offset by higher staffing costs incurred to support the new and existing client growth.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and six months ended June 30, 2017 was $2.4 million and $5.7 million, respectively, a decrease of $1.5 million or 38.5% and $2.5 million or 30.5% as compared to the same periods in 2016, attributable to lower capital expenditures and an intangible asset becoming fully amortized during 2017.

Operating income

Healthcare Services segment operating income for the three and six months ended June 30, 2017 was $17.9 million and $36.2 million, respectively, an increase of $0.6 million and $3.8 million as compared to the same periods in 2016.  The increase was primarily attributable to higher income from pharmacy transaction processing and other high-value services from new and existing clients substantially offset by lower income as a result of the customer migrations.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At June 30, 2017, we had approximately $666.9 million of availability under our domestic revolving credit facilities based upon our borrowing base and financial covenants in our debt agreements.

We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to fund acquisitions or investments or to repay indebtedness under the revolving credit facility, which matures in October 2019. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.

Sources and uses of cash

We had $139.1 million and $195.5 million of cash and cash equivalents at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $98.9 million of cash and cash equivalents was held outside of the U.S. Subject to certain local regulatory capital requirements, most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our international subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. The repatriation of these earnings could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, business acquisitions, payments on debt, stock repurchases and dividend payments.  Additionally, in April 2017 we made an up-front payment of £30.0 million to one of IFDS U.K.’s clients in connection with the signing of an amendment to our existing servicing agreement. We also agreed to pay an additional £30.0 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of revised contractual arrangement. Information on our consolidated cash flows for the six months ended June 30, 2017 and 2016 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows used in operating activities from continuing operations were $3.5 million during the six months ended June 30, 2017 compared to cash flows provided from operating activities of $34.9 million for the six months ended June 30, 2016, a change of $38.4 million.

Operating cash flows used in continuing operations during the six months ended June 30, 2017 resulted principally from net income of $317.6 million, adjusted for non-cash or non-operating items including net gains on investments and the step up of unconsolidated affiliates as a result of the acquisitions of the remaining interests in BFDS and IFDS U.K. of $195.5 million, equity in earnings of unconsolidated affiliates of $23.1 million and depreciation and amortization expense of $58.0 million, as well as a use of cash due to changes in operating assets and liabilities of $171.4 million. Excluding the acquired assets and assumed liabilities in the acquisitions of the remaining interests in BFDS and IFDS U.K., significant changes in operating assets and liabilities during the period include a $47.7 million increase in other assets primarily resulting from the previously discussed up-front payment to one of IFDS U.K.’s clients, a $46.2 million decrease in accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits. Additionally, there was a $78.4 million decrease in accounts payable and accrued liabilities and $24.0 million decrease in deferred revenue and gains primarily as a result of the wealth management platform client termination during the second quarter 2017.

Operating cash flows from continuing operations during the six months ended June 30, 2016 resulted principally from net income of $73.0 million, adjusted for non-cash or non-operating items including net gains on investments of $2.8 million, equity in earnings of unconsolidated affiliates of $16.9 million, and depreciation and amortization expense of $46.3 million, as well as a use of cash due to changes in operating assets and liabilities of $76.8 million. Significant changes in operating assets and liabilities during the period include a $40.7 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and a $27.9 million decrease in income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows used in investing activities from continuing operations were $16.0 million during the six months ended June 30, 2017, as compared to cash flows provided by investing activities from continuing operations of $134.3 million for the six months ended June 30, 2016, a change of $150.3 million.

Investing cash flows used in continuing operations during the six months ended June 30, 2017 resulted principally from cash used to invest in securities (principally seed capital investments), acquire certain businesses, net of cash, and purchase capital assets of $51.5 million, $38.9 million, and $34.1 million, respectively. These uses of cash were partially offset by $75.9 million of proceeds from sales/maturities of investments (principally seed capital investments) and $31.9 million of distributions primarily received from IFDS L.P. related to the acquisition of the remaining interests in BFDS and IFDS from State Street during 2017.

Investing cash flows from continuing operations during the six months ended June 30, 2016 resulted principally from $193.0 million of net changes in funds held to satisfy client fund obligations and $199.8 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC, invest in securities (principally seed capital investments), and purchase capital assets of $93.5 million, $138.7 million, and $30.2 million, respectively. Additionally, we had a cash outflow during the period of approximately $15.0 million for a loan to IFDS U.K.
Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2017	2016
Domestic Financial Services	$29.1	$26.2
International Financial Services	1.7	1.8
Healthcare Services	3.3	2.2
	$34.1	$30.2

We expect capital expenditures for 2017, including capital expenditures to support our recent acquisitions, to be approximately $85.0 million to $90.0 million. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities from continuing operations were $72.4 million during the six months ended June 30, 2017 as compared to $216.2 million for the six months ended June 30, 2016.

Financing cash flows used in continuing operations during the six months ended June 30, 2017 resulted principally from $160.2 million of share repurchases and payments of $22.1 million in cash dividends, partially offset by an increase of $106.9 million in net borrowings on our debt facilities during 2017.
Financing cash flows used in continuing operations during the six months ended June 30, 2016 resulted principally from net changes in client fund obligations of $193.0 million and $163.9 million of share repurchases, partially offset by an increase of $150.5 million in net borrowings on our debt facilities during 2016.
Common stock repurchases

During the six months ended June 30, 2017, we repurchased approximately 2.6 million shares of DST common stock, on a post-split basis, for $150.0 million under our share repurchase plan, which exhausted the then-existing share repurchase plan. On May 9, 2017, our Board of Directors authorized a new $300.0 million share repurchase plan. During July 2017, we spent $75.0 million to repurchase approximately 1.2 million shares, resulting in $225.0 million remaining under the new share repurchase plan. During the six months ended June 30, 2016, we repurchased approximately 2.8 million shares of DST common stock, on a post-split basis, for $150.0 million under previous share repurchase plans.

In connection with the non-cash acquisition of the remaining interests in BFDS, DST acquired $3.7 million of DST common stock that was previously held by BFDS. Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $10.2 million and $13.9 million during the six months ended June 30, 2017 and 2016, respectively.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency and other client balances invested overnight. We had $549.9 million and $564.6 million of client funds obligations at June 30, 2017 and December 31, 2016, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; subsidiary line of credit facilities; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $645.4 million and $508.2 million of debt outstanding at June 30, 2017 and December 31, 2016, respectively, an increase of $137.2 million during the six months ended June 30, 2017, primarily resulting from the acquisition of the remaining interests in IFDS U.K., share repurchases and working capital uses.

Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and require certain consolidated leverage and interest coverage ratios to be maintained. We are currently in compliance with these covenants. An event of default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Our debt arrangements are described in Note 8, Debt, to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Guarantees

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At June 30, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of June 30, 2017, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in interest rates and currency exchange rates.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2017, DST had average daily cash balances of approximately $1.4 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $5.1 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At June 30, 2017, we had $645.4 million of debt, of which $286.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At June 30, 2017, our international subsidiaries had approximately $742.0 million in total assets, and for the three and six months ended June 30, 2017, these international subsidiaries recorded net income of approximately $41.6 million and $46.6 million, respectively.  We estimate that a 10% change in exchange rates would have changed total consolidated assets by approximately $74.2 million.  Furthermore, a 10% change in exchange rates would have changed consolidated reported net income by approximately $4.2 million and $4.7 million for the three and six months ended June 30, 2017, respectively.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Australian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives was $226.0 million at June 30, 2017. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.2 million at June 30, 2017. We estimate that a 10% change in exchange rates would result in a $0.2 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.7 million at June 30, 2017. We estimate a 10% change in exchange rates on these contracts would result in a $13.5 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2017.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 11, “Commitments and Contingencies - Legal Proceedings” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

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
On a consolidated basis, for the year ended December 31, 2016, our five largest customers (excluding BFDS and IFDS) accounted for approximately 22.0% of our consolidated operating revenues. For the same period, the Healthcare Services segment’s five largest customers accounted for approximately 51.4% of our revenues in that segment, including 17.8% from its largest customer. Because of our significant customer concentration, particularly in the Healthcare Services segment, our revenues could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our significant customers, and a delay or default in payment by any significant customer could materially harm our business and results of operations.
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

As a result of the June 2016 referendum in the UK to exit the European Union (commonly referred to as "Brexit"), the value of the British pound has declined sharply as compared to the US dollar.  The relative strengthening of the dollar relative to the British pound may adversely affect our revenues and operating results.  Any withdrawal of the UK from the European Union could significantly disrupt the movement of goods, services and people between the UK and the European Union; the financial services industry could be particularly sensitive to Brexit and it could result in increased legal and regulatory complexities for our operations.  There can be no assurance that these disruptions and regulatory changes would not have a material adverse effect on our business, financial condition, or operating results.
Risks Related to Corporate Governance or our Equity Securities
Some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so.
We own interests in unconsolidated entities, including International Financial Data Services L.P. and various real estate joint ventures. Our interests in such unconsolidated entities are subject to buy/sell arrangements, which could restrict our ability to sell our interests even if we were to determine it would be prudent to do so. These arrangements could also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	1,227,876	(1)	$61.25	$74,999,894	$227	(2)
May 1 — May 31	6,724	(1)	60.70	—	300,000,000	(2)
June 1 — June 30	1,073	(1)	61.26	—	300,000,000	(2)
Total	1,235,673		$61.24	$74,999,894	$300,000,000	(2)
__________________________________________________

(1)
For the three months ended June 30, 2017, we purchased, in accordance with the applicable equity compensation plan, 11,131 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 3,334 shares were purchased in April 2017, 6,724 shares were purchased in May 2017 and 1,073 shares were purchased in June 2017.

(2)
On June 13, 2016, our Board of Directors authorized a $300.0 million share repurchase plan, which we announced on June 14, 2016. This plan allowed, but did not require, the repurchase of common stock in open market transactions and private transactions. The plan did not have an expiration date. As a result of additional share repurchases in the second quarter 2017, this plan was exhausted. On May 9, 2017, the Board of Directors authorized a new $300.0 million share repurchase plan, which we announced the same day. This plan allows, but does not require, the repurchase of common stock in open market transactions and private transactions. This plan does not have an expiration date. We may enter into one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

As previously reported in the Current Report on Form 8-K filed on May 10, 2017, in a non-binding advisory vote on the frequency of future say on pay votes held at the 2017 Annual Meeting of Stockholders, 22,124,873 shares voted for annually, 61,565 shares voted for two years, 3,775,700 shares voted for three years, 53,515 shares abstained, and there were 2,393,373 broker non-votes, each on a pre-split basis. The Company has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Company’s Board of Directors in the proxy statement for the 2017 Annual Meeting, that the Company will hold future say on pay votes on an annual basis until the occurrence of the next advisory vote on the frequency of say on pay votes, or until the Company’s Board of Directors elects to implement a different frequency for such vote. The next advisory vote regarding the frequency of say on pay votes is required to occur no later than the Company’s 2023 Annual Meeting of Stockholders.

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

August 8, 2017

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

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 8, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.