Form 10-Q
period 2017-09-30
DST SYSTEMS INC
filed 2017-11-03
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2017:
Common Stock $0.01 par value — 60,220,181

DST Systems, Inc.
Form 10-Q
September 30, 2017

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
DST Systems, Inc. Condensed Consolidated Balance Sheet (in millions, except share and per share amounts) (unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$140.7	$195.5
Funds held on behalf of clients	542.9	500.5
Client funding receivable	47.9	64.1
Accounts receivable	352.4	215.5
Other assets	79.7	70.0
Assets held for sale	—	72.6
	1,163.6	1,118.2

Investments	199.6	377.4
Unconsolidated affiliates	80.7	331.2
Properties, net	340.5	235.7
Intangible assets, net	290.3	142.6
Goodwill	796.5	516.4
Other assets	131.0	50.3
Total assets	$3,002.2	$2,771.8

Liabilities
Current liabilities
Current portion of debt	$133.6	$208.5
Client funds obligations	590.8	564.6
Accounts payable	84.9	62.9
Accrued compensation and benefits	136.6	101.7
Deferred revenues and gains	24.4	23.5
Income taxes payable	6.2	22.0
Other liabilities	95.1	78.1
Liabilities held for sale	—	30.1
	1,071.6	1,091.4

Long-term debt	511.2	299.7
Income taxes payable	64.1	69.8
Deferred income taxes	79.5	151.5
Other liabilities	51.7	22.9
Total liabilities	1,778.1	1,635.3

Commitments and contingencies (Note 11)

Redeemable Non-controlling Interest	—	21.3

Stockholders’ Equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	—	—
Common stock, $0.01 par; 400 million shares authorized, 64.4 million and 82.0 million shares issued, respectively	0.6	0.8
Additional paid-in capital	101.5	129.2
Retained earnings	1,418.8	2,379.2
Treasury stock (3.9 million and 18.0 million shares, respectively), at cost	(289.1)	(1,410.6)
Accumulated other comprehensive income (loss)	(7.7)	16.6
Total stockholders’ equity	1,224.1	1,115.2
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$3,002.2	$2,771.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Income (in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	$524.8	$365.5	$1,534.0	$1,100.7
Out-of-pocket reimbursements	37.8	21.2	90.3	57.2
Total revenues	562.6	386.7	1,624.3	1,157.9

Costs and expenses	472.1	289.6	1,323.7	916.9
Depreciation and amortization	34.7	22.8	92.7	69.1
Operating income	55.8	74.3	207.9	171.9

Interest expense	(6.9)	(5.4)	(19.7)	(18.0)
Other income, net	8.7	6.7	217.2	20.0
Equity in earnings of unconsolidated affiliates	4.2	7.0	27.3	23.9
Income from continuing operations before income taxes and non-controlling interest	61.8	82.6	432.7	197.8

Income taxes	13.0	31.6	66.3	73.8
Income from continuing operations before non-controlling interest	48.8	51.0	366.4	124.0

Income (loss) from discontinued operations, net of tax	(0.3)	222.8	4.5	260.0
Net income	48.5	273.8	370.9	384.0

Net (income) loss attributable to non-controlling interest	—	(0.5)	(0.6)	0.4
Net income attributable to DST Systems, Inc.	$48.5	$273.3	$370.3	$384.4

Weighted average common shares outstanding	60.7	65.4	61.9	66.5
Weighted average diluted shares outstanding	61.6	66.1	62.7	67.3

Basic earnings per share:
Continuing operations attributable to DST Systems, Inc.	$0.81	$0.77	$5.91	$1.88
Discontinued operations	(0.01)	3.41	0.07	3.90
Basic earnings per share	$0.80	$4.18	$5.98	$5.78

Diluted earnings per share:
Continuing operations attributable to DST Systems, Inc.	$0.79	$0.76	$5.84	$1.85
Discontinued operations	—	3.37	0.07	3.87
Diluted earnings per share	$0.79	$4.13	$5.91	$5.72

Cash dividends per share of common stock	$0.18	$0.17	$0.54	$0.50

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Comprehensive Income (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to DST Systems, Inc.	$48.5	$273.3	$370.3	$384.4

Other comprehensive income (loss), net of tax and reclassifications to earnings, derived from:
Available-for-sale securities	0.3	21.7	(93.6)	(0.7)
Cash flow hedges	—	—	0.2	0.2
Foreign currency translation adjustments	16.0	(1.1)	69.1	(24.3)
Other comprehensive income (loss)	16.3	20.6	(24.3)	(24.8)

Comprehensive income	$64.8	$293.9	$346.0	$359.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Changes in Stockholders’ Equity (in millions) (unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
December 31, 2015	68.6	$0.8	$136.4	$1,996.6	$(1,129.7)	$41.9	$1,046.0
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	384.4	—	—	384.4
Other comprehensive loss	—	—	—	—	—	(24.8)	(24.8)
Dividends	—	—	1.0	(33.8)	—	—	(32.8)
Amortization of share based compensation	—	—	16.7	—	—	—	16.7
Issuance of common stock	0.6	—	(25.2)	—	34.2	—	9.0
Repurchase of common stock	(3.9)	—	—	—	(240.7)	—	(240.7)
Other	—	—	(0.3)	—	—	—	(0.3)
September 30, 2016	65.3	$0.8	$128.6	$2,347.2	$(1,336.2)	$17.1	$1,157.5

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
December 31, 2016	64.0	$0.8	$129.2	$2,379.2	$(1,410.6)	$16.6	$1,115.2
Comprehensive income:
Net income attributable to DST Systems, Inc.	—	—	—	370.3	—	—	370.3
Other comprehensive loss	—	—	—	—	—	(24.3)	(24.3)
Dividends	—	—	1.0	(34.0)	—	—	(33.0)
Amortization of share based compensation	—	—	31.8	—	—	—	31.8
Issuance of common stock	0.4	—	(20.0)	—	22.6	—	2.6
Repurchase of common stock	(3.9)	—	—	—	(239.0)	—	(239.0)
Distribution of treasury stock for stock split	—	(0.2)	(40.5)	(1,297.2)	1,337.9	—	—
Other	—	—	—	0.5	—	—	0.5
September 30, 2017	60.5	$0.6	$101.5	$1,418.8	$(289.1)	$(7.7)	$1,224.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows — operating activities:
Net income	$370.9	$384.0
Less: income from discontinued operations	4.5	260.0
Income from continuing operations	366.4	124.0
Depreciation and amortization	92.7	69.1
Net gains on investments	(151.9)	(2.8)
Gain recognized on step-up of unconsolidated affiliates	(43.8)	—
Amortization of share-based compensation	31.2	11.0
Equity in earnings of unconsolidated affiliates	(27.3)	(23.9)
Cash dividends from unconsolidated affiliates	1.8	0.3
Deferred income taxes	(7.2)	(0.1)
Changes in accounts receivable	23.1	1.3
Changes in other assets	(61.8)	(0.9)
Changes in client funds obligations	(16.2)	7.5
Changes in client funding receivable	16.2	(7.5)
Changes in accounts payable and accrued liabilities	(81.5)	11.6
Changes in income taxes payable	3.9	8.2
Changes in deferred revenues and gains	(33.1)	(10.0)
Changes in accrued compensation and benefits	(16.0)	(32.4)
Other, net	1.7	(7.8)
Net cash provided from continuing operating activities	98.2	147.6
Net cash provided from (used in) discontinued operating activities	(12.1)	14.1
Net cash provided from operating activities	86.1	161.7

Cash flows — investing activities:
Cash paid for capital expenditures	(61.7)	(42.7)
Investments in securities	(51.6)	(198.3)
Proceeds from (advances to) unconsolidated affiliates	31.7	(25.0)
Proceeds from sales/maturities of investments	87.3	257.5
Net change in funds held to satisfy client funds obligations	(42.4)	167.9
Proceeds from sale of properties	—	5.7
Acquisition of businesses, net of cash and cash equivalents acquired	(38.9)	(93.5)
Proceeds from sale of business, net of cash and cash equivalents sold	0.8	9.5
Other, net	0.5	1.0
Net cash provided from (used in) continuing investing activities	(74.3)	82.1
Net cash provided from discontinued investing activities	40.6	409.4
Net cash provided from (used in) investing activities	(33.7)	491.5

Cash flows — financing activities:
Proceeds from issuance of common stock	2.4	4.6
Principal payments on debt	(106.8)	(4.9)
Net borrowings (repayments) on revolving credit facilities	250.0	(216.1)
Net borrowings (repayments) on accounts receivable securitization program	(37.6)	88.6
Net change in client funds obligations	42.4	(167.9)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc. Condensed Consolidated Statement of Cash Flows (continued) (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Common stock repurchased	(235.4)	(240.7)
Payment of cash dividends	(33.0)	(32.8)
Excess tax benefits from share-based compensation	—	3.7
Receipt of third party capital in investment fund	0.8	6.7
Net cash used in continuing financing activities	(117.2)	(558.8)
Net cash used in discontinued financing activities	(0.2)	—
Net cash used in financing activities	(117.4)	(558.8)

Effect of exchange rates on cash and cash equivalents	6.2	—
Net increase (decrease) in cash and cash equivalents, including cash within assets held for sale	(58.8)	94.4
Cash and cash equivalents, beginning of period	199.5	89.6
Cash and cash equivalents, end of period	140.7	184.0

Less: cash and cash equivalents held for sale	—	3.1
Cash and cash equivalents of continuing operations, end of period	$140.7	$180.9

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position and the results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance was adopted by us on January 1, 2017 and resulted in approximately $0.6 million and $2.6 million of excess tax benefits being recognized in Income taxes in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively. We also elected to account for forfeitures as they occur rather than using an estimated forfeiture rate. The impact to our consolidated financial statements was not material.

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

In October 2016, the FASB issued guidance which requires the recognition of income tax consequences for intra-entity transfers of assets other than inventory. The guidance is effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the standard and the impact it will have on our consolidated financial statements and related disclosures, however we do not expect it to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued guidance which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard and subsequently issued amendments will become effective January 1, 2018. We plan to adopt the guidance using the modified retrospective transition approach. We are currently evaluating the impacts of the application of the new standard to our existing portfolio of customer contracts and will continue to review new contracts entered into prior to the adoption of the new standard. While we expect the adoption of the standard will change the timing of when revenue is recognized for certain revenue streams, we currently anticipate that the majority of our contracts with customers that include account- and/or transaction-based processing fees will be accounted for under the series deliverable guidance in the new standard which will likely result in minimal changes as compared to current revenue recognition. These revenues will continue to be recognized over time as a single stand-ready performance obligation. As such, we do not currently anticipate significant changes in current systems or processes. Although we currently do not believe there will be a material impact of adopting the new revenue standard on our consolidated financial statements, our assessment of the expected impact of adoption will continue throughout the remainder of 2017.
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
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. Subsequent to the acquisition date, our initial purchase price allocation and estimate of fair value for certain intangible assets and related income tax effects have been adjusted based on facts and circumstances existing at the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for certain tangible assets, intangible assets and contingent liabilities are finalized and the associated income tax impacts are determined.
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

The operating results of BFDS were combined with our operating results subsequent to the acquisition date. Approximately $67.5 million and $132.9 million of total revenues, net of intercompany eliminations, and $12.3 million and $14.2 million of pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively.

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
The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. Subsequent to the acquisition date, our initial purchase price allocation and estimate of fair value for certain intangible assets and related income tax effects were adjusted based on facts and circumstances existing at the acquisition date. Future adjustments to the purchase price allocation could be significant as valuations for certain tangible assets, intangible assets and contingent liabilities are finalized and the associated income tax impacts are determined.

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

The operating results of IFDS U.K. were combined with our operating results subsequent to the acquisition date. Approximately $112.7 million and $313.8 million of total revenues, net of intercompany eliminations, and $4.9 million and $65.6 million of pretax income of the acquired business is included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the unaudited pro forma results of operations for the three and nine months ended September 30, 2017 and 2016 as if the BFDS and IFDS U.K. acquisitions had occurred on January 1, 2016 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenues	$562.6	$564.6	$1,772.4	$1,707.8
Net income attributable to DST Systems, Inc.	48.5	263.2	191.8	350.8
Diluted earnings per share	0.79	3.98	3.06	5.21

The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the acquisitions of the remaining interests in BFDS and IFDS U.K., including intangible asset amortization and fair value adjustments for property, plant and equipment, deferred revenue and other transaction related items. The nine months ended September 30, 2017 pro forma information was reduced by the net gains resulting from the transaction of $188.6 million. The unaudited pro forma amounts have been prepared based on estimates and assumptions, which we believe are reasonable, and are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2016, nor is it reflective of our expected actual results of operations for any future period.

We incurred approximately $5.1 million of pretax costs from 2015 through the third quarter 2017 in connection with our acquisitions of the remaining interests in BFDS and IFDS U.K., which are included in Costs and expenses in our Condensed Consolidated Statement of Income.

Significant contractual matters

In April 2017, we signed an amendment to an existing servicing agreement, which extends in excess of ten years, with a wealth management platform client. As part of this amendment, we made an up-front payment of £30.0 million to the client during the second quarter 2017. We also agreed to pay them an additional £30.0 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of the revised contractual arrangement.

Additionally, on June 30, 2017, a formal termination agreement was reached with a wealth management platform client for whom we were completing multi-year development and implementation efforts. As a result of this agreement, during the nine months ended September 30, 2017, DST recognized previously deferred revenue and termination payments received totaling $93.2 million as incremental operating revenue. DST also incurred bad debt expense of $34.5 million for previously invoiced services for which payment will now not be collected and $5.2 million of other termination-related charges.

3. Discontinued Operations

On July 1, 2016, pursuant to the Purchase Agreement dated June 14, 2016, we completed the sale of our North American Customer Communications business for cash consideration of $410.7 million after giving effect to a $0.7 million adjustment agreed upon in December 2016 to settle working capital and other matters under the terms of the agreement. We recorded a pretax gain of $341.5 million on the sale during 2016. Additionally, on May 4, 2017, we completed the sale of our United Kingdom Customer Communications business for cash consideration of approximately $43.6 million, after giving effect to a $0.3 million adjustment agreed upon in October 2017 to settle working capital and other matters under the terms of the agreement. We recorded a pretax gain of $2.6 million on the sale. We have classified the results of the two businesses sold as well as the gain realized upon sale as discontinued operations in our Condensed Consolidated Statement of Income and Statement of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with our United Kingdom Customer Communications discontinued operations were classified as held for sale in our Condensed Consolidated Balance Sheet at December 31, 2016.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Pursuant to the terms of the North American transaction, we will continue to provide certain information technology and operations processing activities to the North American Customer Communications business for an estimated period of up to 18 months from the transaction date. Additionally, we will continue to incur costs for certain print-related services provided by the disposed business for an estimated period of 3 to 5 years following the transaction. The information technology and operations processing activities we performed after the sale of the business resulted in approximately $10.7 million and $23.2 million of continuing cash inflows from the business sold and the costs incurred for certain print-related services provided by the business sold resulted in continuing cash outflows of approximately $15.1 million and $38.8 million for the three and nine months ended September 30, 2017.

The revenues previously eliminated in consolidation that have continued post-transaction were approximately $6.5 million and $21.0 million for the three and nine months ended September 30, 2017, respectively, as compared to $5.7 million and $13.8 million for the three and nine months ended September 30, 2016, respectively. The expenses previously eliminated in consolidation that have continued post-transaction were approximately $10.6 million and $39.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $12.9 million and $21.4 million for the three and nine months ended September 30, 2016, respectively. The revenues and expenses associated with these continued activities have been classified within continuing operations for all periods presented. The offsetting costs and revenues previously recorded within Customer Communications and eliminated in consolidation have been reclassified to discontinued operations for all periods presented.

As of September 30, 2017, all assets and liabilities previously classified as held for sale in our Condensed Consolidated Balance Sheet had been sold. The following table summarizes the assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (in millions):

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

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the comparative financial results of discontinued operations which are presented as Income from discontinued operations, net of tax on our Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	$—	$38.2	$53.4	$349.7
Out-of-pocket reimbursements	—	9.9	12.8	399.3
Total revenues	—	48.1	66.2	749.0

Costs and expenses	—	53.7	63.8	703.5
Depreciation and amortization	—	—	—	11.9
Operating income (loss)	—	(5.6)	2.4	33.6

Equity in earnings of unconsolidated affiliates	—	0.1	0.2	0.3
Net gain (loss) on business disposition	(0.3)	340.1	2.6	340.1
Income (loss) before income taxes	(0.3)	334.6	5.2	374.0

Income taxes	—	111.8	0.7	114.0
Income (loss) from discontinued operations, net of tax	$(0.3)	$222.8	$4.5	$260.0

In April 2016, we completed the sale of our United Kingdom Customer Communications’ Bristol production facilities for pretax proceeds totaling approximately $16.0 million. Concurrent with this sale, we leased back approximately two-thirds of the facilities under a 12-year lease. The rent payments and associated rent expense of the Bristol production facilities were approximately $0.7 million per year over the 12-year lease term. This lease obligation was included in the sale of the United Kingdom Customer Communications business on May 4, 2017.

4. Investments

Investments are as follows (in millions):

	Carrying Value
	September 30, 2017	December 31, 2016
Available-for-sale securities:
State Street Corporation	$—	$169.6
Other available-for-sale securities	11.9	10.9
	11.9	180.5
Other:
Trading securities	34.1	7.9
Seed capital investments, at fair value	11.7	61.0
Cost method, private equity and other investments	141.9	128.0
	187.7	196.9
Total investments	$199.6	$377.4

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Certain information related to our available-for-sale securities is as follows (in millions):

	September 30, 2017	December 31, 2016
Book cost basis	$9.2	$28.4
Gross unrealized gains	2.7	152.1
Market value	$11.9	$180.5

At September 30, 2017 and December 31, 2016, the carrying value of our available-for-sale investments was $11.9 million and $180.5 million, respectively. The majority of the $62.2 million of deferred tax liabilities associated with the available-for-sale investments at December 31, 2016 were reversed during the nine months ended September 30, 2017 as a result of the non-taxable exchange of the State Street shares for State Street’s ownership interest in BFDS. During the nine months ended September 30, 2017 and 2016, we received $0.9 million and $61.2 million, respectively, from the sale of available-for-sale securities. Gross realized gains of $0.1 million were recorded during the three months ended September 30, 2017 as compared to $0.2 million of gross realized gains and $0.1 million of losses recorded during the three months ended September 30, 2016, from the sale or exchange of available-for-sale securities. Gross realized gains of $170.1 million and $6.0 million and gross realized losses of $14.3 million and $3.8 million were recorded during the nine months ended September 30, 2017 and 2016, respectively, from the sale or exchange of available-for-sale securities. The gross realized gains and losses are included within Other income, net in the Condensed Consolidated Statement of Income.

We consolidate the investments of open-end funds in which we own a controlling interest as a result of our seed capital investments. At December 31, 2016, we had a controlling interest in seed capital investments of $53.6 million which was comprised primarily of equity securities as well as $8.4 million of cash collateral deposited with a broker for securities sold short. In March 2017, we reduced our ownership interest in a substantial portion of our seed capital investments, resulting in the deconsolidation of the respective fund. We held non-controlling interests in certain seed capital investments of $11.7 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively.

We are a limited partner in various private equity funds which are primarily accounted for using the cost method. Our involvement in financing the operations of the private equity fund investments is generally limited to our investments in the entities. At September 30, 2017 and December 31, 2016, our carrying value of these private equity fund investments was approximately $93.5 million and $111.2 million, respectively.  At September 30, 2017, we had future capital commitments related to these private equity fund investments of approximately $3.2 million. Additionally, we have other investments with a carrying value of $48.4 million and $16.8 million at September 30, 2017 and December 31, 2016, respectively.

We record lower of cost or market valuation adjustments on cost method and other investments when impairment conditions, such as adverse market conditions or poor performance of the underlying investment, are present. We had no impairments on cost method and other investments during the three months ended September 30, 2017 and $4.5 million of impairments on cost method and other investments during the nine months ended September 30, 2017. We had no impairments on cost method and other investments during the three and nine months ended September 30, 2016.

Our investments in private equity funds meet the definition of a variable interest entity (“VIE”); however, the private equity fund investments were not consolidated as we do not have the power to direct the entities’ most significant economic activities. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments. At September 30, 2017 and December 31, 2016, our maximum risk of loss associated with these VIE’s, which is comprised of our investment and required future capital commitments, was $96.7 million and $115.0 million, respectively.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

5. Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value
	Ownership Percentage (1)	September 30, 2017	December 31, 2016
International Financial Data Services U.K.	—	$—	$133.3
International Financial Data Services L.P.	50%	43.1	73.2
Boston Financial Data Services, Inc.	—	—	91.2
Unconsolidated real estate and other affiliates		37.6	33.5
Total		$80.7	$331.2
_____________________________________________________
(1) DST’s ownership percentage in IFDS U.K. and BFDS was 50% prior to the respective acquisitions in March 2017, at which time the businesses became wholly-owned subsidiaries.

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
International Financial Data Services U.K.	$—	$3.4	$0.9	$8.2
International Financial Data Services L.P.	2.4	0.9	15.8	3.9
Boston Financial Data Services, Inc.	—	1.2	3.6	5.5
Unconsolidated real estate and other affiliates	1.8	1.5	7.0	6.3
Total	$4.2	$7.0	$27.3	$23.9

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

As of September 30, 2017 and December 31, 2016, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include our money market funds, available-for-sale equity securities, trading securities, seed capital investments and securities sold short whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, we may have interest rate and foreign currency derivative instruments that are required to be reported at fair value. Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Accordingly, our derivative instruments have been classified as Level 2 in the tables below.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$260.2	$260.2	$—	$—
Equity securities (2)	46.0	46.0	—	—
Seed capital investments (2)	11.7	11.7	—	—
Deferred compensation liabilities (3)	(34.1)	(34.1)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$283.4	$283.8	$(0.4)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$437.0	$437.0	$—	$—
Equity securities (2)	188.4	188.4	—	—
Seed capital investments (2)	61.0	61.0	—	—
Deferred compensation liabilities (3)	(7.9)	(7.9)	—	—
Securities sold short (3)	(8.2)	(8.2)	—	—
Derivative instruments (3)	(0.4)	—	(0.4)	—
Total	$669.9	$670.3	$(0.4)	$—
_____________________________________________________
(1) Included in Cash and cash equivalents, Funds held on behalf of clients, and Other current assets on the Condensed Consolidated
Balance Sheet.
(2) Included in Investments on the Condensed Consolidated Balance Sheet.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheet.

At September 30, 2017 and December 31, 2016, we held approximately $7.6 million and $11.5 million, respectively, of investments in pooled funds, which are measured using net asset value as a practical expedient for fair value and therefore excluded from the tables above. The investments in pooled funds are included within the $141.9 million and $128.0 million of cost method and other investments at September 30, 2017 and December 31, 2016, respectively, disclosed within Note 4, Investments.

7. Intangible Assets and Goodwill

Intangible assets

The following table summarizes intangible assets (in millions):

	September 30, 2017		December 31, 2016
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$372.4	$89.9	$203.6	$71.0
Other	28.3	20.5	28.5	18.5
Total	$400.7	$110.4	$232.1	$89.5

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Amortization expense of intangible assets for the three and nine months ended September 30, 2017 was approximately $8.1 million and $20.2 million, respectively, as compared to $4.3 million and $12.3 million for the three and nine months ended September 30, 2016, respectively. The following table summarizes the estimated annual amortization for intangible assets recorded as of September 30, 2017 (in millions):

Remainder of 2017	$8.1
2018	32.2
2019	31.1
2020	28.7
2021	28.3
Thereafter	161.9
Total	$290.3

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2017, by segment (in millions):

	December 31, 2016	Acquisitions	Disposals	Other	September 30, 2017
Domestic Financial Services	$345.8	$68.7	$—	$1.0	$415.5
International Financial Services	15.6	195.9	—	14.5	226.0
Healthcare Services	155.0	—	—	—	155.0
Total	$516.4	$264.6	$—	$15.5	$796.5

8. Debt

We are obligated under notes and other indebtedness as follows (in millions):

	September 30, 2017	December 31, 2016
Accounts receivable securitization program	$65.6	$103.2
Revolving credit facilities	325.0	75.0
Senior notes	225.0	330.0
Other indebtedness	29.2	—
	644.8	508.2
Less current portion of debt	133.6	208.5
Long-term debt	$511.2	$299.7

Accounts receivable securitization program

We securitize certain of our domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million. The facility will expire by its terms in May 2018, unless renewed.

The outstanding amount under the program was $65.6 million and $103.2 million at September 30, 2017 and December 31, 2016, respectively.  During the nine months ended September 30, 2017 and 2016, total proceeds from the accounts receivable securitization program were approximately $443.1 million and $746.8 million, respectively, and total repayments were approximately $480.7 million and $658.2 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revolving credit facilities

Our syndicated credit facility provides for revolving unsecured credit in an aggregate principal amount of up to $850.0 million. The outstanding amount under this syndicated credit facility was $325.0 million and $75.0 million at September 30, 2017 and December 31, 2016, respectively.  We also have another unsecured revolving line of credit to support our operations that provides total borrowings of up to $10.0 million. There were no borrowings outstanding under this line of credit at September 30, 2017 or December 31, 2016.

During the nine months ended September 30, 2017 and 2016, total proceeds from our revolving credit facilities were approximately $1,117.3 million and $768.7 million, respectively, and total repayments were approximately $867.3 million and $984.8 million, respectively, which comprise the net cash flows presented within the financing section of the Condensed Consolidated Statement of Cash Flows.

Other indebtedness

In connection with the acquisition of the remaining interests in IFDS U.K. during 2017, we assumed a mortgage with a principal amount of £23.0 million which matures in October 2020 (“U.K. mortgage”). The outstanding amount under the mortgage was $29.5 million at September 30, 2017 with a fixed rate of 3.9%. Principal payments of £1.0 million and accrued interest are payable semi-annually in April and October of each year, with the outstanding balance due at maturity.

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

As of September 30, 2017 and December 31, 2016, the carrying values and estimated fair values of the fixed rate debt were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior notes - Series B	$—	$—	$105.0	$106.7
Senior notes - Series C	65.0	66.0	65.0	67.5
Senior notes - Series D	160.0	169.0	160.0	172.1
U.K. mortgage	29.5	29.8	—	—
Total	$254.5	$264.8	$330.0	$346.3

9. Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, we update our estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. Our tax rate on income from continuing operations was 21.0% and 15.3% for the three and nine months ended September 30, 2017, respectively, compared to 38.3% and 37.3% for the three and nine months ended September 30, 2016, respectively. The Company’s tax rate for the three and nine months ended September 30, 2017 was lower than the statutory federal income tax rate of 35% primarily due to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions, benefits realized from the settlement of uncertain tax positions, and a change in the proportional mix of domestic and international income. The Company’s tax rate for the three and nine months ended September 30, 2016 was higher than the statutory federal income tax rate of 35% primarily due to state income taxes and transaction related taxes, partially offset by dividends received deductions and a change in the proportional mix of domestic and international income.

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

10. Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income from continuing operations attributable to DST Systems, Inc.	$48.8	$50.5	$365.8	$124.4
Income (loss) from discontinued operations	(0.3)	222.8	4.5	260.0
Net income attributable to DST Systems, Inc.	$48.5	$273.3	$370.3	$384.4

Weighted average common shares outstanding	60.7	65.4	61.9	66.5
Incremental shares from restricted stock units and stock options	0.9	0.7	0.8	0.8
Weighted average diluted shares outstanding	61.6	66.1	62.7	67.3

Basic earnings per share
Continuing operations attributable to DST Systems, Inc.	$0.81	$0.77	$5.91	$1.88
Discontinued operations	(0.01)	3.41	0.07	3.90
Basic earnings per share	$0.80	$4.18	$5.98	$5.78

Diluted earnings per share
Continuing operations attributable to DST Systems, Inc.	$0.79	$0.76	$5.84	$1.85
Discontinued operations	—	3.37	0.07	3.87
Diluted earnings per share	$0.79	$4.13	$5.91	$5.72

We had approximately 60.5 million and 65.3 million common shares outstanding at September 30, 2017 and 2016, respectively. No shares from options to purchase common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

Share-based compensation

We have share-based compensation plans covering our employees and non-employee directors.  During the nine months ended September 30, 2017, we granted approximately 0.6 million restricted stock units (“RSU’s”), of which approximately 0.3 million are performance stock units.  Additionally, during the nine months ended September 30, 2017, we had 0.4 million RSU’s vest as the result of the completion of the service requirements or achievement of the service and performance features of the awards, as applicable. At September 30, 2017, we had 1.3 million unvested RSU’s and 0.6 million stock options outstanding.

We recognized share based compensation expense of $18.0 million and $31.8 million during the three and nine months ended September 30, 2017, respectively, as compared to $1.4 million and $16.7 million during the three and nine months ended September 30, 2016. These amounts are inclusive of discontinued operations. At September 30, 2017, we had $64.6 million of unrecognized compensation expense related to our share based compensation arrangements.  We estimate that compensation expense recognition attributable to currently outstanding stock option and RSU grants will be approximately $8.7 million for the remainder of 2017, $13.9 million for 2018, $5.0 million for 2019 and $0.8 million for 2020. Future expense recognition is not projected on approximately $36.2 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore not expected to vest.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other comprehensive income (loss)

Accumulated other comprehensive income (loss) balances consist of the following (in millions), net of tax:

	Unrealized Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$94.1	$(0.1)	$(77.4)	$16.6
Net current period other comprehensive income (loss)	(93.6)	0.2	69.1	(24.3)
Balance, September 30, 2017	$0.5	$0.1	$(8.3)	$(7.7)

Additions to and reclassifications out of accumulated other comprehensive income attributable to the Company are as follows (in millions):

	Three Months Ended
	September 30,
	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$0.7	$0.3	$35.0	$21.7
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(0.1)	—	(0.1)	—
Net change in available-for-sale securities	0.6	0.3	34.9	21.7
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	(0.2)	(0.1)	(0.1)	(0.1)
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	0.2	0.1	0.2	0.1
Net change in cash flow hedges	—	—	0.1	—
Cumulative translation adjustments (3)
Current period translation adjustments	16.1	16.0	(1.1)	(1.1)
Net cumulative translation adjustments	16.1	16.0	(1.1)	(1.1)
Total other comprehensive income (loss)	$16.7	$16.3	$33.9	$20.6

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Nine Months Ended
	September 30,
	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax
Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities	$6.4	$4.0	$0.8	$0.5
Reclassification of (gains) losses into net earnings on available-for-sale securities (1)	(155.8)	(97.6)	(2.0)	(1.2)
Net change in available-for-sale securities	(149.4)	(93.6)	(1.2)	(0.7)
Cash flow hedges
Unrealized gains (losses) on cash flow hedges	—	—	0.4	0.2
Reclassification of (gains) losses into net earnings on foreign currency cash flow hedges (2)	0.3	0.2	—	—
Net change in cash flow hedges	0.3	0.2	0.4	0.2
Cumulative translation adjustments (3)
Current period translation adjustments	31.5	31.4	(24.3)	(24.3)
Reclassification into net earnings upon disposition of a foreign business (4)	(3.3)	(3.3)	—	—
Reclassification into net earnings upon step-acquisition of foreign entities (5)	41.0	41.0	—	—
Net cumulative translation adjustments	69.2	69.1	(24.3)	(24.3)
Total other comprehensive income (loss)	$(79.9)	$(24.3)	$(25.1)	$(24.8)
_______________________________________________________________

(1)	Realized gains and losses on available-for-sale securities are recognized in Other income, net on the Condensed Consolidated Statement of Income.

(2)	Reclassification to net earnings of foreign currency cash flow hedges are recognized in Costs and expenses on the Condensed Consolidated Statement of Income.
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

One of our unconsolidated affiliates had an interest rate swap liability with a fair market value of $30.1 million and $33.1 million at September 30, 2017 and December 31, 2016, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  Our 50% proportionate share of this interest rate swap liability was $15.1 million and $16.5 million at September 30, 2017 and December 31, 2016, respectively.  We record our proportionate share of this liability in an amount not to exceed the carrying value of our investment in this unconsolidated affiliate. Because the carrying value of this unconsolidated affiliate investment balance was zero at both September 30, 2017 and December 31, 2016, no change in the interest rate swap liability was recorded in the Condensed Consolidated Financial Statements.

Stock repurchases

During the nine months ended September 30, 2017, we repurchased approximately 3.8 million shares of DST common stock, on a post-split basis, for $225.0 million. On May 9, 2017, our Board of Directors authorized a new $300.0 million share repurchase plan. During October 2017, we spent $17.7 million to repurchase approximately 0.3 million shares, resulting in approximately $207.3 million remaining under the new share repurchase plan.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock under our share-based compensation plans are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $10.4 million and $15.7 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, in connection with the non-cash acquisition of the remaining interest in BFDS, DST acquired $3.7 million of DST common stock that was held by BFDS.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Dividends

Total dividends for the nine months ended September 30, 2017 and 2016 were $34.0 million and $33.8 million, respectively. Cash dividends of $33.0 million and $32.8 million were paid during the nine months ended September 30, 2017 and 2016. The remaining amount of dividends represents dividend equivalent shares of RSU’s in lieu of cash dividends.

On May 9, 2017, our Board of Directors approved a two-for-one split of DST’s common stock. The stock split was effected in the form of a stock dividend paid on June 8, 2017 to shareholders of record at the close of business on May 26, 2017. In connection with the stock split, 16.5 million treasury shares were used to settle a portion of the distribution. The distribution of treasury shares during the nine months ended September 30, 2017 reduced Additional paid-in capital by $40.5 million, Retained earnings by $1,297.2 million and Treasury stock by $1,337.9 million.

On October 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on our common stock, payable on December 8, 2017 to shareholders of record at the close of business on November 22, 2017.

11. Commitments and Contingencies

Agreements

We have letters of credit and bank guarantees of $6.0 million and $5.9 million outstanding at September 30, 2017 and December 31, 2016, respectively.  Letters of credit are secured by our debt facilities.

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

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time period in which an indemnification claim can be made and the amount of the claim. At September 30, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not reasonably possible to estimate either the maximum potential payments or range of payments under these indemnification agreements or to determine the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our financial statements.

Legal Proceedings

A putative class action suit was filed against the Company, the Compensation Committee of our Board of Directors, the Advisory Committee of our 401(k) Profit Sharing Plan (the “Plan”) and certain of our present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act. The suit, DuCharme v. DST Systems, et al. was filed in U.S. District Court for the Western District of Missouri on January 13, 2017 and dismissed on June 23, 2017. On September 7, 2017, a different plaintiff filed a new complaint in the same court, captioned Ostrander v. DST Systems, Inc., et al. making substantially similar allegations as those asserted in the DuCharme complaint. A related suit, Cooper v. Ruane Cunniff & Goldfarb Inc., et. al., was filed in federal court in the Southern District of New York on March 14, 2016, and the DST-related parties were dismissed without prejudice.  On September 1, 2017, a new complaint was filed purportedly on behalf of the Plan in the Southern District of New York, captioned Ferguson, et al. v. Ruane, Cunniff & Goldfarb Inc., et al., naming as defendants the Company, the Compensation Committee of our Board of Directors, the Advisory Committee of the Plan and certain of our present and/or former officers and directors. The complaint’s allegations are substantially similar to the allegations asserted in the Cooper case.  We intend to defend these cases vigorously, and, because the suits are still in their preliminary stages, have not yet determined what effect these lawsuits will have, if any, on our financial position or results of operations.

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2017	December 31, 2016
Domestic Financial Services	$2,332.4	$2,234.9
International Financial Services	749.5	430.0
Healthcare Services	500.2	552.2
Assets held for sale	—	72.6
Elimination Adjustments	(579.9)	(517.9)
	$3,002.2	$2,771.8

We evaluate the performance of our operating segments based on income before interest expense, income taxes and non-controlling interest.  Intersegment revenues are reflected at rates determined by us and may not be reflective of market rates.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Summarized financial information concerning our segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2017
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$291.4	$129.2	$104.2	$—	$524.8
Intersegment operating revenues	13.9	0.2	—	(14.1)	—
Out-of-pocket reimbursements	28.8	7.1	1.9	—	37.8
Total revenues	334.1	136.5	106.1	(14.1)	562.6

Costs and expenses	275.9	125.0	85.3	(14.1)	472.1
Depreciation and amortization	22.6	9.7	2.4	—	34.7
Operating income	35.6	1.8	18.4	—	55.8

Other income (loss), net	8.8	(0.3)	0.2	—	8.7
Equity in earnings of unconsolidated affiliates	1.7	2.4	0.1	—	4.2

Earnings from continuing operations before interest, income taxes and non-controlling interest	$46.1	$3.9	$18.7	$—	$68.7

	Three Months Ended September 30, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$232.6	$26.8	$106.1	$—	$365.5
Intersegment operating revenues	14.8	0.1	—	(14.9)	—
Out-of-pocket reimbursements	19.2	0.2	1.8	—	21.2
Total revenues	266.6	27.1	107.9	(14.9)	386.7

Costs and expenses	194.9	23.6	86.0	(14.9)	289.6
Depreciation and amortization	18.0	1.0	3.8	—	22.8
Operating income	53.7	2.5	18.1	—	74.3

Other income, net	4.1	2.5	0.1	—	6.7
Equity in earnings of unconsolidated affiliates	2.5	4.4	0.1	—	7.0

Earnings from continuing operations before interest, income taxes and non-controlling interest	$60.3	$9.4	$18.3	$—	$88.0

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $6.9 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively, is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Nine Months Ended September 30, 2017
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$827.9	$392.9	$313.2	$—	$1,534.0
Intersegment operating revenues	43.4	0.4	—	(43.8)	—
Out-of-pocket reimbursements	77.6	7.4	5.5	(0.2)	90.3
Total revenues	948.9	400.7	318.7	(44.0)	1,624.3

Costs and expenses	783.6	328.1	256.0	(44.0)	1,323.7
Depreciation and amortization	63.3	21.3	8.1	—	92.7
Operating income	102.0	51.3	54.6	—	207.9

Other income (loss), net	229.2	(12.2)	0.2	—	217.2
Equity in earnings of unconsolidated affiliates	10.1	16.8	0.4	—	27.3

Earnings from continuing operations before interest, income taxes and non-controlling interest	$341.3	$55.9	$55.2	$—	$452.4

	Nine Months Ended September 30, 2016
	Domestic Financial Services	International Financial Services	Healthcare Services	Elimination Adjustments	Consolidated Total
Operating revenues	$704.3	$82.1	$314.3	$—	$1,100.7
Intersegment operating revenues	43.3	0.3	—	(43.6)	—
Out-of-pocket reimbursements	50.5	0.8	6.3	(0.4)	57.2
Total revenues	798.1	83.2	320.6	(44.0)	1,157.9

Costs and expenses	629.9	72.9	258.1	(44.0)	916.9
Depreciation and amortization	54.9	2.2	12.0	—	69.1
Operating income	113.3	8.1	50.5	—	171.9

Other income, net	11.9	8.0	0.1	—	20.0
Equity in earnings of unconsolidated affiliates	11.4	12.3	0.2	—	23.9

Earnings from continuing operations before interest, income taxes and non-controlling interest	$136.6	$28.4	$50.8	$—	$215.8

Earnings from continuing operations before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $19.7 million and $18.0 million for the nine months ended September 30, 2017 and 2016, respectively, is equal to our income from continuing operations before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

13. Restructuring Charges

As a result of integration activities following the acquisition of the remaining interests in BFDS, we initiated a plan to reduce our workforce to enhance operational efficiency within the Domestic Financial Services segment. During the nine months ended September 30, 2017, we incurred pretax restructuring charges related to employee termination and other costs of $9.2 million primarily related to this restructuring event. As of September 30, 2017, we had a liability of $2.3 million associated with these restructuring activities.

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

	Three Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$524.8	$365.5	$159.3	43.6%
Out-of-pocket reimbursements	37.8	21.2	16.6	78.3%
Total revenues	562.6	386.7	175.9	45.5%

Costs and expenses	472.1	289.6	182.5	63.0%
Depreciation and amortization	34.7	22.8	11.9	52.2%
Operating income	55.8	74.3	(18.5)	(24.9)%

Interest expense	(6.9)	(5.4)	(1.5)	(27.8)%
Other income, net	8.7	6.7	2.0	29.9%
Equity in earnings of unconsolidated affiliates	4.2	7.0	(2.8)	(40.0)%
Income from continuing operations before income taxes and non-controlling interest	61.8	82.6	(20.8)	(25.2)%

Income taxes	13.0	31.6	(18.6)	(58.9)%
Income from continuing operations before non-controlling interest	48.8	51.0	(2.2)	(4.3)%

Income (loss) from discontinued operations, net of tax	(0.3)	222.8	(223.1)	(100.1)%
Net income	48.5	273.8	(225.3)	(82.3)%

Net (income) loss attributable to non-controlling interest	—	(0.5)	0.5	(100.0)%
Net income attributable to DST Systems, Inc.	$48.5	$273.3	$(224.8)	(82.3)%

	Nine Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$1,534.0	$1,100.7	$433.3	39.4%
Out-of-pocket reimbursements	90.3	57.2	33.1	57.9%
Total revenues	1,624.3	1,157.9	466.4	40.3%

Costs and expenses	1,323.7	916.9	406.8	44.4%
Depreciation and amortization	92.7	69.1	23.6	34.2%
Operating income	207.9	171.9	36.0	20.9%

Interest expense	(19.7)	(18.0)	(1.7)	(9.4)%
Other income, net	217.2	20.0	197.2	986.0%
Equity in earnings of unconsolidated affiliates	27.3	23.9	3.4	14.2%
Income from continuing operations before income taxes and non-controlling interest	432.7	197.8	234.9	118.8%

Income taxes	66.3	73.8	(7.5)	(10.2)%
Income from continuing operations before non-controlling interest	366.4	124.0	242.4	195.5%

Income from discontinued operations, net of tax	4.5	260.0	(255.5)	(98.3)%
Net income	370.9	384.0	(13.1)	(3.4)%

Net (income) loss attributable to non-controlling interest	(0.6)	0.4	(1.0)	(250.0)%
Net income attributable to DST Systems, Inc.	$370.3	$384.4	$(14.1)	(3.7)%

Revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2017 were $562.6 million and $1,624.3 million, respectively, an increase of $175.9 million or 45.5% and $466.4 million or 40.3% compared to the three and nine months ended September 30, 2016, respectively.  Consolidated operating revenues for the three and nine months ended September 30, 2017 increased $159.3 million or 43.6% and $433.3 million or 39.4%, respectively, as compared to the same periods in 2016.

The increase in consolidated operating revenues during the three and nine months ended September 30, 2017 was primarily attributable to increased operating revenues within the Domestic Financial Services and International Financial Services segments resulting from the acquisitions of the remaining interests in BFDS and IFDS U.K.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2017 increased $16.6 million or 78.3% and $33.1 million or 57.9%, respectively, as compared to the same periods in 2016.  The increase in OOP reimbursements was primarily attributable to the acquisition of the remaining interests in BFDS and IFDS U.K. as well as increased client volumes in the Domestic Financial Services segment.

Operating income

Consolidated operating income for the three and nine months ended September 30, 2017 was $55.8 million and $207.9 million, respectively, a decrease of $18.5 million or 24.9% and an increase of $36.0 million or 20.9% as compared to the same periods in 2016.  The decrease in operating income during the three months ended September 30, 2017 was primarily due to increased performance-based stock compensation expense, higher information technology spend and increased intangible amortization expense resulting from the acquisitions of BFDS and IFDS U.K. The increase in operating income during the nine months ended September 30, 2017 was primarily attributable to the termination of a wealth management client agreement within the International Financial Services segment.

As a result of changes in our business environment, including the client migrations in the Healthcare Services segment, the termination of a wealth management client in the International Financial Services segment, and the acquisitions of the remaining interests in BFDS and IFDS U.K., we have implemented restructuring initiatives to right-size our organization and enhance operational efficiencies, as well as achieve synergies from our recent acquisitions. During the three and nine months ended September 30, 2017, we incurred restructuring costs of $2.5 million and $11.9 million, respectively, primarily within the Domestic Financial Services segment. Additionally, in October 2017 we announced a restructuring action which is expected to result in additional expense of approximately $10.0 million in the fourth quarter of 2017 primarily in our Domestic Financial Services and Healthcare Services segments. The majority of these expenses are related to employee termination costs. Annualized savings achieved from the actions taken from March 2017 through October 2017 are currently expected to be approximately $22.0 million within the Domestic Financial Services segment, approximately $7.0 million within the International Financial Services segment and approximately $13.0 million within the Healthcare Services segment.

Interest expense

Interest expense for the three and nine months ended September 30, 2017 was $6.9 million and $19.7 million, respectively, an increase of $1.5 million and $1.7 million as compared to the three and nine months ended September 30, 2016, respectively. The increase in interest expense during the three and nine months ended September 30, 2017 was primarily due to higher average outstanding borrowings.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net realized gains from available-for-sale securities	$0.1	$0.1	$155.8	$2.2
Net gain on previously held equity interests	—	—	43.8	—
Net gain on other investments	6.7	4.7	13.3	19.0
Dividend income	0.5	1.4	1.6	3.9
Miscellaneous items	1.4	0.5	2.7	(5.1)
Other income, net	$8.7	$6.7	$217.2	$20.0

We recognized a realized gain of $145.1 million from the exchange of State Street common stock for the remaining interests in BFDS during the nine months ended September 30, 2017. We also recognized a realized gain of $10.6 million from the charitable contribution of our remaining shares in State Street common stock during the nine months ended September 30, 2017, and as a result, we held no shares in State Street common stock as of September 30, 2017. Additionally, as a result of the 2017 acquisitions, we recorded a net pretax gain of $43.8 million on the step-up of our previous 50% ownership interests in BFDS and IFDS U.K. during the nine months ended September 30, 2017.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2017 was $4.2 million and $27.3 million, respectively, a decrease of $2.8 million and an increase of $3.4 million as compared to the same periods in 2016.  The decrease in the three months ended September 30, 2017 was primarily the result of the discontinuation of equity method accounting subsequent to our acquisitions of the remaining interests in BFDS and IFDS U.K. DST’s equity in earnings of IFDS L.P. increased $1.5 million and $11.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase during the nine months ended September 30, 2017 was primarily the result of realized gains on the step-up of certain investments and real estate assets that were distributed from the joint venture to DST and State Street immediately prior to the acquisitions by DST of the remaining interests in IFDS U.K. and BFDS.

Income taxes

We record income tax expense for interim periods based on our best estimate of the annual tax rate as adjusted for discrete items, if any, that are taken into account in the relevant period. Our tax rate was 21.0% and 15.3% for the three and nine months ended September 30, 2017, respectively, compared to 38.3% and 37.3% for the three and nine months ended September 30, 2016. The change in the Company’s tax rate for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily attributable to the non-taxable nature of the BFDS exchange transaction, the adoption of new tax guidance issued for tax benefits on employee share-based transactions, benefits realized from the settlement of uncertain tax positions, and a change in the proportional mix of domestic and international income.

Excluding the effect of discrete period items, we expect our annual tax rate to be approximately 36.0% for full year 2017.  The full year 2017 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Income from discontinued operations, net of tax
Loss from discontinued operations, net of tax for the three months ended September 30, 2017 was $0.3 million, a decrease of $223.1 million compared to the three months ended September 30, 2016. Income from discontinued operations, net of tax for the nine months ended September 30, 2017 was $4.5 million a decrease of $255.5 million as compared to the nine months ended September 30, 2017. The decrease during the three and nine months ended September 30, 2017 was primarily due to the sale of our North American Customer Communications business in July 2016 and the sale of our United Kingdom Customer Communications business in May 2017.

Business Segment Comparisons

DOMESTIC FINANCIAL SERVICES SEGMENT

The following tables present the financial results of the Domestic Financial Services segment (in millions):

	Three Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$305.3	$247.4	$57.9	23.4%
Out-of-pocket reimbursements	28.8	19.2	9.6	50.0%
Total revenues	334.1	266.6	67.5	25.3%
Costs and expenses	275.9	194.9	81.0	41.6%
Depreciation and amortization	22.6	18.0	4.6	25.6%
Operating income	$35.6	$53.7	$(18.1)	(33.7)%

Operating margin	11.7%	21.7%

	Nine Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$871.3	$747.6	$123.7	16.5%
Out-of-pocket reimbursements	77.6	50.5	27.1	53.7%
Total revenues	948.9	798.1	150.8	18.9%
Costs and expenses	783.6	629.9	153.7	24.4%
Depreciation and amortization	63.3	54.9	8.4	15.3%
Operating income	$102.0	$113.3	$(11.3)	(10.0)%

Operating margin	11.7%	15.2%

The following tables summarize the Domestic Financial Services segment’s statistical results (in millions, except as noted):

	September 30,
	2017	2016
Domestic mutual fund shareowner accounts processed:
Registered accounts - non tax-advantaged	24.8	26.4
IRA mutual fund accounts	20.8	21.3
Other retirement accounts	7.8	8.1
Section 529 and Educational IRAs	7.7	7.6
Registered accounts - tax-advantaged	36.3	37.0
Total registered accounts	61.1	63.4
Subaccounts	44.5	41.3
Total Domestic mutual fund shareowner accounts processed	105.6	104.7

Defined contribution participant accounts	6.8	6.5

ALPS (in billions of U.S. dollars):
Assets Under Management	$17.9	$16.1
Assets Under Administration	$218.4	$176.1

Automatic Work Distributor workstations (in thousands):
Domestic	167.8	171.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Changes in registered accounts:
Beginning balance	59.7	64.2	61.9	65.4
New client conversions	2.6	—	2.9	—
Subaccounting conversions to DST platforms	(0.3)	—	(0.4)	(0.1)
Subaccounting conversions to non-DST platforms	(0.3)	—	(0.9)	(0.4)
Conversions to non-DST platforms	(0.2)	(0.4)	(0.2)	(0.6)
Organic decline	(0.4)	(0.4)	(2.2)	(0.9)
Ending balance	61.1	63.4	61.1	63.4

Changes in subaccounts:
Beginning balance	44.0	30.4	42.1	31.3
New client conversions	—	10.5	—	10.7
Conversions from non-DST registered platforms	0.1	—	1.1	—
Conversions from DST’s registered accounts	0.3	—	0.4	0.1
Conversions to non-DST platforms	—	—	(0.4)	—
Organic growth (decline)	0.1	0.4	1.3	(0.8)
Ending balance	44.5	41.3	44.5	41.3

Changes in defined contribution participant accounts:
Beginning balance	6.6	6.4	6.8	7.0
New client conversions	—	—	0.3	—
Organic growth (decline)	0.2	0.1	(0.3)	(0.5)
Ending balance	6.8	6.5	6.8	6.5

Operating revenues

Domestic Financial Services segment operating revenues for the three and nine months ended September 30, 2017 were $305.3 million and $871.3 million, respectively, an increase of $57.9 million or 23.4% and $123.7 million or 16.5% as compared to the same periods in 2016. The increase in operating revenues for the three and nine months ended September 30, 2017 was primarily driven by revenues from the acquisition of the remaining interests in BFDS on March 30, 2017 which contributed approximately $55.8 million and $120.5 million of incremental operating revenues during the three and nine months ended September 30, 2017, respectively. Excluding the BFDS operating revenues in 2017, operating revenues for the Domestic Financial Services segment for the three and nine months ended September 30, 2017 increased $2.1 million or 0.8% and $3.2 million or 0.4%, respectively. This additional increase in operating revenues for the three and nine months ended September 30, 2017 was due to higher fund flows at ALPS as well as organic growth in ancillary products partially offset by lower subaccounting and mutual fund registered shareowner account processing revenue and the exit of certain product offerings. Software license revenues for the three and nine months ended September 30, 2017 were $4.1 million and $13.7 million, respectively, a decrease of $1.9 million and $2.2 million as compared to the same periods in 2016.

Costs and expenses

Domestic Financial Services segment costs and expenses were $275.9 million and $783.6 million for the three and nine months ended September 30, 2017, respectively, an increase of $81.0 million or 41.6% and $153.7 million or 24.4% as compared to the same periods in 2016. Costs and expenses in the Domestic Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures and reimbursable operating expenses. Reimbursable operating costs, included in costs and expenses, were $28.8 million and $77.6 million for the three and nine months ended September 30, 2017, respectively, an increase of $9.6 million or 50.0% and $27.1 million or 53.7% as compared to the same periods in 2016, primarily related to the acquisition of the remaining interests in BFDS.

Excluding reimbursable operating costs, costs and expenses for the three and nine months ended September 30, 2017 were $247.1 million and $706.0 million, respectively, an increase of $71.4 million or 40.6% and $126.6 million or 21.9% as compared to the same periods in 2016. The increase in costs and expenses during the three and nine months ended September 30, 2017 was primarily impacted by an increase in expenses resulting from the inclusion of BFDS in our consolidated financial statements as well as higher non-cash stock compensation expense as a result of increasing the expected vesting of certain performance stock units. In addition, costs and expenses increased from higher integration and restructuring costs related to our BFDS acquisition and higher information technology transformation spend. During the nine months ended September 30, 2017, costs and expenses also increased from an $11.6 million charitable contribution of State Street stock.

Depreciation and amortization

Domestic Financial Services segment depreciation and amortization expense for the three and nine months ended September 30, 2017 was $22.6 million and $63.3 million, respectively, an increase of $4.6 million or 25.6% and $8.4 million or 15.3% as compared to the same periods in 2016. The increase during the three and nine months ended September 30, 2017 was primarily attributable to incremental amortization associated with acquired intangibles from the recent acquisitions as well as increased depreciation from capitalized costs incurred to enhance our network infrastructure, security and regulatory compliance.

Operating income

Domestic Financial Services segment operating income for the three and nine months ended September 30, 2017 was $35.6 million and $102.0 million, respectively, a decrease of $18.1 million or 33.7% and $11.3 million or 10.0% as compared to the same periods in 2016. Domestic Financial Services segment operating income decreased for the three and nine months ended September 30, 2017 primarily due to higher stock compensation expense as a result of increasing the expected vesting of certain performance stock units, higher advisory and restructuring costs due to the integration activities for the recently acquired business and increased depreciation and amortization expense. Operating income also decreased due to an increase in information technology transformation spend, partially offset by higher revenues.

INTERNATIONAL FINANCIAL SERVICES SEGMENT

The following tables present the financial results of the International Financial Services segment (in millions):

	Three Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$129.4	$26.9	$102.5	381.0%
Out-of-pocket reimbursements	7.1	0.2	6.9	3,450.0%
Total revenues	136.5	27.1	109.4	403.7%
Costs and expenses	125.0	23.6	101.4	429.7%
Depreciation and amortization	9.7	1.0	8.7	870.0%
Operating income	$1.8	$2.5	$(0.7)	(28.0)%

Operating margin	1.4%	9.3%

	Nine Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$393.3	$82.4	$310.9	377.3%
Out-of-pocket reimbursements	7.4	0.8	6.6	825.0%
Total revenues	400.7	83.2	317.5	381.6%
Costs and expenses	328.1	72.9	255.2	350.1%
Depreciation and amortization	21.3	2.2	19.1	868.2%
Operating income	$51.3	$8.1	$43.2	533.3%

Operating margin	13.0%	9.8%

The following table summarizes the International Financial Services segment’s statistical results (in millions, except as noted):

	September 30,
	2017	2016
International mutual fund shareowner accounts processed:
IFDS U.K.	8.6	9.0
IFDS L.P. (Unconsolidated affiliate principally based in Canada)	14.0	13.4
Total international mutual fund shareowner accounts processed	22.6	22.4

Automatic Work Distributor workstations (in thousands):
International	39.1	40.5

Operating revenues

International Financial Services segment operating revenues for the three and nine months ended September 30, 2017 were $129.4 million and $393.3 million, respectively, an increase of $102.5 million and $310.9 million as compared to the same periods in 2016. The increase in operating revenues for the three and nine months ended September 30, 2017 was primarily driven by the acquisition of the remaining interests in IFDS U.K. on March 27, 2017, which contributed $105.8 million and $306.9 million of incremental operating revenues during the three and nine months ended September 30, 2017, respectively, including the financial statement impacts resulting from the termination of a wealth management client agreement. In June 2017, we reached a termination agreement with a wealth management platform client, who had engaged us for a multi-year development and implementation effort as well as post-implementation services. The termination agreement resulted in incremental operating revenues of $93.2 million for the nine months ended September 30, 2017 as DST accelerated recognition of previously deferred revenue and recognized termination payments received. The increase in operating revenues during the three and nine months ended September 30, 2017 was partially offset by lower revenues as a result of the sale of DST Billing Solutions in the fourth quarter of 2016. Software license revenues for the three and nine months ended September 30, 2017 were $3.0 million and $7.8 million, respectively, an increase of $1.0 million and $0.7 million as compared to the same periods in 2016.

Costs and expenses

International Financial Services segment costs and expenses were $125.0 million and $328.1 million for the three and nine months ended September 30, 2017, respectively, an increase of $101.4 million and $255.2 million as compared to the same periods in 2016. Costs and expenses in the International Financial Services segment are primarily comprised of compensation and benefits costs as well as technology-related expenditures.  The increase in costs and expenses during the three and nine months ended September 30, 2017 was primarily due to the acquisition of the remaining interests in IFDS U.K., combined with increased operating costs associated with on-going development and implementation efforts for wealth management platform clients in Australia and the U.K. Additionally, in connection with the termination agreement described above, DST incurred bad debt expense of $34.5 million for previously invoiced services performed prior to the termination and $5.2 million of other termination-related charges during the nine months ended September 30, 2017.

Depreciation and amortization

International Financial Services segment depreciation and amortization expense for the three and nine months ended September 30, 2017 was $9.7 million and $21.3 million, respectively, an increase of $8.7 million and $19.1 million as compared to the same periods in 2016. The increase during the three and nine months ended September 30, 2017 was primarily attributable to incremental amortization of intangible assets and depreciation of fixed assets from the businesses acquired.

Operating income

International Financial Services segment operating income for the three and nine months ended September 30, 2017 was $1.8 million and $51.3 million, respectively, a decrease of $0.7 million and an increase $43.2 million as compared to the same periods in 2016. The decrease in operating income for the three months ended September 30, 2017 was primarily due to the financial statement impacts resulting from the termination of the wealth management client agreement described above. The increase in operating income for the nine months ended September 30, 2017 was primarily due to the higher revenues resulting from the acquisition of the remaining interests in IFDS U.K. including the recognition of previously deferred revenue and termination payments received partially offset by higher costs and expenses due to on-going development and implementation efforts for wealth management platform clients.

HEALTHCARE SERVICES SEGMENT

The following tables present the financial results of the Healthcare Services segment (in millions):

	Three Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$104.2	$106.1	$(1.9)	(1.8)%
Out-of-pocket reimbursements	1.9	1.8	0.1	5.6%
Total revenues	106.1	107.9	(1.8)	(1.7)%
Costs and expenses	85.3	86.0	(0.7)	(0.8)%
Depreciation and amortization	2.4	3.8	(1.4)	(36.8)%
Operating income	$18.4	$18.1	$0.3	1.7%

Operating margin	17.7%	17.1%

	Nine Months Ended		Change
	September 30,		2017 vs 2016
	2017	2016	$	%
Operating revenues	$313.2	$314.3	$(1.1)	(0.3)%
Out-of-pocket reimbursements	5.5	6.3	(0.8)	(12.7)%
Total revenues	318.7	320.6	(1.9)	(0.6)%
Costs and expenses	256.0	258.1	(2.1)	(0.8)%
Depreciation and amortization	8.1	12.0	(3.9)	(32.5)%
Operating income	$54.6	$50.5	$4.1	8.1%

Operating margin	17.4%	16.1%
The following tables summarize the Healthcare Services segment’s statistical results (in millions):

	September 30,
	2017	2016
DST Health Solutions covered lives	21.6	23.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
DST Pharmacy Solutions pharmacy paid claims	124.2	125.7	370.8	379.3

Operating revenues

Healthcare Services segment operating revenues for the three and nine months ended September 30, 2017 were $104.2 million and $313.2 million, respectively, a decrease of $1.9 million or 1.8% and $1.1 million or 0.3% as compared to the same periods in 2016.  Operating revenues were lower during 2017 as compared to the same periods in 2016 primarily due to the previously announced customer migrations, which resulted in approximately $13.1 million and $32.6 million of lower revenues for the three and nine months ended September 30, 2017, respectively. Excluding the customer migrations, Healthcare Services operating revenues for the three and nine months ended September 30, 2017 increased by $11.2 million or 12.0% and $31.5 million or 11.2%, respectively. These increases in operating revenues primarily resulted from organic growth and the expansion of the high-value services that we are offering to existing clients in both the medical and pharmacy businesses. These increases were partially offset by reductions in membership related to exchanges and lower consulting and development revenues which we believe is the result of a decline in healthcare technology spending due to ongoing uncertainty around government policy changes. Additionally, operating revenues include approximately $2.0 million and $7.0 million of software license fee revenues for the three and nine months ended September 30, 2017, respectively, an increase of $0.3 million and $1.5 million over the same periods in 2016.

Costs and expenses

Healthcare Services segment costs and expenses were $85.3 million and $256.0 million for the three and nine months ended September 30, 2017, respectively, a decrease of $0.7 million or 0.8% and $2.1 million or 0.8% as compared to the same periods in 2016. Healthcare Services costs and expenses are primarily comprised of compensation and benefits costs but also include technology-related expenditures.

The decrease in costs and expenses for the three and nine months ended September 30, 2017 was primarily attributable to lower compensation and benefits costs due to lower staffing needs resulting from the previously announced customer migrations, partially offset by higher staffing costs incurred to support the new and existing client growth.

Depreciation and amortization

Healthcare Services segment depreciation and amortization expense for the three and nine months ended September 30, 2017 was $2.4 million and $8.1 million, respectively, a decrease of $1.4 million or 36.8% and $3.9 million or 32.5% as compared to the same periods in 2016, attributable to lower capital expenditures and an intangible asset becoming fully amortized during 2017.

Operating income

Healthcare Services segment operating income for the three and nine months ended September 30, 2017 was $18.4 million and $54.6 million, respectively, an increase of $0.3 million and $4.1 million as compared to the same periods in 2016.  The increase was primarily attributable to organic growth and the expansion of the high-value services we are offering to new and existing clients in both the medical and pharmacy businesses, substantially offset by lower income as a result of the customer migrations.

LIQUIDITY AND CAPITAL RESOURCES

Company’s assessment of short-term and long-term liquidity

We believe that our existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, our revolving credit facilities, will meet our operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, we believe that our longer term liquidity and capital requirements will be met through cash provided by operating activities and bank credit facilities.  At September 30, 2017, we had approximately $557.2 million of availability under our domestic revolving credit facilities based upon our borrowing base and financial covenants in our debt agreements.

We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to fund acquisitions or investments or to repay indebtedness. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.

Sources and uses of cash

We had $140.7 million and $195.5 million of cash and cash equivalents at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $110.6 million of cash and cash equivalents was held outside of the U.S. Subject to certain local regulatory capital requirements, most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our international subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. The repatriation of these earnings could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our primary source of liquidity has historically been cash provided by operations.  In addition, we have used proceeds from the sale of investments to fund other investing and financing activities.  Principal uses of cash are operations, reinvestment in our proprietary technologies, capital expenditures, business acquisitions, payments on debt, stock repurchases and dividend payments.  Additionally, in April 2017 we made an up-front payment of £30.0 million to one of IFDS U.K.’s clients in connection with the signing of an amendment to our existing servicing agreement. We also agreed to pay an additional £30.0 million during the fourth quarter of 2017. These payments are expected to be recovered over the term of the revised contractual arrangement. Information on our consolidated cash flows for the nine months ended September 30, 2017 and 2016 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating activities

Cash flows provided from operating activities from continuing operations were $98.2 million during the nine months ended September 30, 2017 compared to cash flows provided from operating activities of $147.6 million for the nine months ended September 30, 2016, a change of $49.4 million.

Operating cash flows provided from continuing operations during the nine months ended September 30, 2017 resulted principally from net income of $366.4 million, adjusted for non-cash or non-operating items including net gains on investments and the step up of the carrying value of our previously held equity interests in unconsolidated affiliates as a result of the acquisitions of the remaining interests in BFDS and IFDS U.K. of $195.7 million, equity in earnings of unconsolidated affiliates of $27.3 million and depreciation and amortization expense of $92.7 million, as well as a use of cash due to changes in operating assets and liabilities of $163.7 million. Excluding the acquired assets and assumed liabilities in the acquisitions of the remaining interests in BFDS and IFDS U.K., significant changes in operating assets and liabilities during the period include an $81.5 million decrease in accounts payable and accrued liabilities and a $33.1 million decrease in deferred revenue and gains primarily as a result of the wealth management platform client termination during second quarter 2017, and a $61.8 million increase in other assets primarily resulting from the previously discussed up-front payment to an International Financial Services segment client and higher prepaid software costs.

Operating cash flows from continuing operations during the nine months ended September 30, 2016 resulted principally from net income of $124.0 million, adjusted for non-cash or non-operating items including net gains on investments of $2.8 million, equity in earnings of unconsolidated affiliates of $23.9 million, and depreciation and amortization expense of $69.1 million, as well as a use of cash due to changes in operating assets and liabilities of $30.0 million. Significant changes in operating assets and liabilities during the period include a $32.4 million use of cash for accrued compensation and benefits primarily due to the annual payments for incentive compensation and other employee benefits and an $8.2 million increase in income taxes payable primarily driven by the timing of tax payments on investment sales.

Investing activities

Cash flows used in investing activities from continuing operations were $74.3 million during the nine months ended September 30, 2017, as compared to cash flows provided by investing activities from continuing operations of $82.1 million for the nine months ended September 30, 2016, a change of $156.4 million.

Investing cash flows used in continuing operations during the nine months ended September 30, 2017 resulted principally from cash used to invest in securities (principally seed capital investments), acquire certain businesses, net of cash, and purchase capital assets of $51.6 million, $38.9 million, and $61.7 million, respectively. These uses of cash were partially offset by $87.3 million of proceeds from sales/maturities of investments (principally seed capital investments) and $31.7 million of distributions primarily received from IFDS L.P. related to the acquisition of the remaining interests in BFDS and IFDS from State Street during 2017.

Investing cash flows from continuing operations during the nine months ended September 30, 2016 resulted principally from $167.9 million of net changes in funds held to satisfy client fund obligations and $257.5 million of proceeds from sales/maturities of investments. These sources of cash were partially offset by cash used to acquire Kaufman Rossin Fund Services LLC, invest in securities (principally seed capital investments), and purchase capital assets of $93.5 million, $198.3 million, and $42.7 million, respectively. Additionally, we had a cash outflow during the period of approximately $28.0 million for a loan to IFDS U.K.
Capital expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Domestic Financial Services	$53.5	$36.8
International Financial Services	2.9	2.4
Healthcare Services	5.3	3.5
	$61.7	$42.7

We expect capital expenditures for 2017, including capital expenditures to support our recent acquisitions, to be approximately $80.0 million to $85.0 million. Future capital expenditures are expected to be funded primarily by cash flows from operating activities or borrowings from our bank credit facilities.

Financing activities

Cash flows used in financing activities from continuing operations were $117.2 million during the nine months ended September 30, 2017 as compared to $558.8 million for the nine months ended September 30, 2016.

Financing cash flows used in continuing operations during the nine months ended September 30, 2017 resulted principally from $235.4 million of share repurchases and payments of $33.0 million in cash dividends, partially offset by an increase of $105.6 million in net borrowings on our debt facilities during 2017.
Financing cash flows used in continuing operations during the nine months ended September 30, 2016 resulted principally from net changes in client fund obligations of $167.9 million, $240.7 million of share repurchases and $132.4 million decrease in net borrowings on our debt facilities during 2016.
Common stock repurchases

During the nine months ended September 30, 2017, we repurchased approximately 3.8 million shares of DST common stock, on a post-split basis, for $225.0 million under our share repurchase plans. After completion of our then-existing share repurchase plan during second quarter 2017, on May 9, 2017, our Board of Directors authorized a new $300.0 million share repurchase plan. During October 2017, we spent $17.7 million to repurchase approximately 0.3 million shares, resulting in approximately $207.3 million remaining under the new share repurchase plan. During the nine months ended September 30, 2016, we repurchased approximately 4.0 million shares of DST common stock, on a post-split basis, for $225.0 million under previous share repurchase plans.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock under our share-based compensation plans are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $10.4 million and $15.7 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, in connection with the non-cash acquisition of the remaining interests in BFDS, DST acquired $3.7 million of DST common stock that was previously held by BFDS.

Client funds obligations

Client funds obligations represent our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency and other client balances invested overnight. We had $590.8 million and $564.6 million of client funds obligations at September 30, 2017 and December 31, 2016, respectively.

Debt activity

We have used the following primary sources of financing: our syndicated revolving credit facility; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  We had $644.8 million and $508.2 million of debt outstanding at September 30, 2017 and December 31, 2016, respectively, an increase of $136.6 million during the nine months ended September 30, 2017, primarily resulting from the acquisition of the remaining interests in IFDS U.K., share repurchases and working capital uses.

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

Guarantees and Indemnifications

In the normal course of business, to facilitate transactions of services and products and other business assets, and in certain strategic transactions, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, data and confidentiality obligations, intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. At September 30, 2017 and December 31, 2016, except for certain immaterial items, there were no liabilities for guarantees or indemnifications as it is not possible to determine either the maximum potential amount under these indemnification agreements or the timing of any such payments due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows.

Off balance sheet obligations

As of September 30, 2017, we had no material off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The operations of our businesses and our financial results can be affected by changes in interest rates and currency exchange rates.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for our clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2017, DST had average daily cash balances of approximately $2.0 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $7.2 million of net income (loss) on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable rate debt.

At September 30, 2017, we had $644.8 million of debt, of which $390.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under our accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  We estimate that a 10% increase in variable interest rates would not have a material effect on our consolidated results of operations or to the fair value of our debt.

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

At September 30, 2017, our international subsidiaries had approximately $735.4 million in total assets, and for the three and nine months ended September 30, 2017, these international subsidiaries recorded net income of approximately $2.0 million and $53.0 million, respectively.  We estimate that a 10% change in exchange rates would have changed total consolidated assets by approximately $73.5 million.  Furthermore, a 10% change in exchange rates would have changed consolidated reported net income by approximately $0.2 million and $5.3 million for the three and nine months ended September 30, 2017, respectively.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Australian dollar and Thai baht) on our operations. The total notional value of our foreign currency derivatives was $133.1 million at September 30, 2017. The fair value of the contracts that qualify for hedge accounting resulted in a net asset of $0.2 million at September 30, 2017. We estimate that a 10% change in exchange rates would result in a $0.1 million change in other comprehensive income. The fair value of the contracts that do not qualify for hedge accounting resulted in a net liability of $0.2 million at September 30, 2017. We estimate a 10% change in exchange rates on these contracts would result in a $7.8 million change to consolidated net income. Substantially all gains and losses on the derivative instruments are offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2017.

Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	1,226,732	(1)	$61.27	$74,999,956	$225,000,044	(2)
August 1 — August 31	—	(1)	—	—	225,000,044	(2)
September 1 — September 30	—	(1)	—	—	225,000,044	(2)
Total	1,226,732		$61.27	$74,999,956	$225,000,044	(2)
__________________________________________________

(1)
During July 2017, we purchased, in accordance with the applicable equity compensation plan, 3,049 shares of our common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.

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
Amendment to Agreement of Limited Partnership of International Financial Data Services LP, dated March 26, 2013 among International Data Services GP, Inc. and IFDS GP, Inc. and DST Systems, Inc. and State Street Corporation.
*

2.2
Amendment to Agreement of Limited Partnership of International Financial Data Services LP, dated September 30, 2017 among International Data Services GP, Inc. and IFDS GP, Inc. and DST Systems, Inc. and State Street Corporation.
*

(3) Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, dated May 12, 2015	8-K	001-14036	3.3	5/14/2015

3.2	Amended and Restated Bylaws, dated February 29, 2016	8-K	001-14036	3.1	2/29/2016

(10) Material Contracts
10.1	Amendment Number 2 to Amended and Restated Receivables Purchase Agreement dated May 31, 2016					*

10.2	Amendment Number 3 to Amended and Restated Receivables Purchase Agreement dated October 28, 2016					*

10.3	Fourth Amendment and Joinder Agreement to Originator Purchase Agreement dated May 31, 2016					*

10.4	Amendment No. 1 to Purchase and Contribution Agreement dated May 31, 2016					*

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)
The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 2, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2017

DST Systems, Inc.

/s/ Gregg Wm. Givens

Gregg Wm. Givens
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)